Form 10-Q
period 2004-03-31
TODCO
filed 2004-05-10
CIK 1210697

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ----------------

                                    FORM 10-Q

(MARK ONE)

  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

                                       OR

  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM        TO

                         COMMISSION FILE NUMBER 1-31983

                                ----------------

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

      Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12-b-2 of the Act). Yes [ ] No [X]

      The number of outstanding shares of each class of the registrant's common stock as of May 3, 2004, was 14,090,602 shares of Class A common stock and 46,200,000 of Class B common stock.

================================================================================

                                TABLE OF CONTENTS

                                                                                                         PAGE
                                                                                                        NUMBER
                                                                                                        ------
                                  PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Balance Sheets at March 31, 2004 and December 31, 2003..............        3
        Condensed Consolidated Statements of Operations for the Three Months Ended March                   4
               31, 2004 and 2003...................................................................
        Condensed Consolidated Statements of Comprehensive Loss for the Three Months
               Ended March 31, 2004 and 2003.......................................................        5
        Condensed Consolidated Statement of Equity for the Three Months ended March 31,
               2004................................................................................        6
        Condensed Consolidated Statements of Cash Flows for the Three Months Ended March
               31, 2004 and 2003...................................................................        7
        Notes to Condensed Consolidated Financial Statements ......................................        8

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations .....       23

Item 3. Quantitative and Qualitative Disclosures about Market Risk.................................       49

Item 4. Controls and Procedures ...................................................................       49

                                    PART II - OTHER INFORMATION

Item 1. Legal Proceedings .........................................................................       50

Item 6. Exhibits and Reports on Form 8-K...........................................................       50

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS UNAUDITED

      The condensed consolidated financial statements of TODCO and its consolidated subsidiaries (the "Company") included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

                             TODCO AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                              MARCH 31,      DECEMBER 31,
                                                                                 2004           2003
                                                                             ------------    -----------
                                                                             (UNAUDITED)
                                                                                     (IN MILLIONS,
                                                                                  EXCEPT SHARE DATA)
                                     ASSETS

Cash and cash equivalents ................................................   $       21.1    $       20.0
Accounts receivable, net
   Trade .................................................................           55.1            52.3
   Related party .........................................................           10.0             0.9
   Other .................................................................            2.8             4.6
Materials and supplies, net ..............................................            4.4             4.5
Deferred income taxes ....................................................           16.1              --
Other current assets .....................................................            6.3             3.2
Current assets related to discontinued operations ........................             --             0.1
                                                                             ------------    ------------
             Total current assets ........................................          115.8            85.6
                                                                             ------------    ------------

Property and equipment ...................................................          920.1           924.9
Less accumulated depreciation ............................................          285.2           264.0
                                                                             ------------    ------------
   Property and equipment, net ...........................................          634.9           660.9
                                                                             ------------    ------------

Other assets .............................................................           25.3            31.7
                                                                             ------------    ------------
             Total assets ................................................   $      776.0    $      778.2
                                                                             ============    ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Trade accounts payable ...................................................   $       21.4    $       24.7
Accrued income taxes .....................................................           10.7            11.1
Debt due within one year .................................................            1.7             1.2
Debt due within one year -- related party ................................            3.0             3.0
Interest payable -- related party ........................................            0.2             4.3
Other current liabilities ................................................           39.3            43.4
Current liabilities related to discontinued operations ...................            0.4             0.5
                                                                             ------------    ------------
             Total current liabilities ...................................           76.7            88.2
                                                                             ------------    ------------

Long-term debt ...........................................................           25.7            25.6
Long-term debt -- related party ..........................................             --           522.0
Deferred income taxes ....................................................          179.5              --
Other long-term liabilities ..............................................            3.6             4.7
                                                                             ------------    ------------
             Total long-term liabilities .................................          208.8           552.3
                                                                             ------------    ------------

Commitments and contingencies
Preferred stock, $0.01 par value, 50,000,000 shares authorized, none
   outstanding at March 31, 2004 and December 31, 2003 ...................             --              --
Common stock, Class A, $0.01 par value, 500,000,000 shares authorized,
   14,090,602 shares and none issued and outstanding at March 31, 2004 and
   December 31, 2003, respectively .......................................            0.1              --
Common stock, Class B, $0.01 par value, 260,000,000 shares authorized,
   46,200,000 and 12,144,751 shares issued and outstanding at March 31,
   2004 and December 31, 2003, respectively ..............................            0.5             0.1
Additional paid-in capital ...............................................        6,514.8         6,136.3
Retained deficit .........................................................       (6,021.0)       (5,998.7)
Unearned compensation ....................................................           (3.9)             --
                                                                             ------------    ------------
             Total shareholders' equity ..................................          490.5           137.7
                                                                             ------------    ------------
             Total liabilities and shareholders' equity ..................   $      776.0    $      778.2
                                                                             ============    ============

                             See accompanying notes.

                             TODCO AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                        THREE MONTHS ENDED
                                                            MARCH 31,
                                                      ----------------------
                                                        2004         2003
                                                      ---------    ---------
                                                     (IN MILLIONS, EXCEPT PER
                                                            SHARE DATA)
OPERATING REVENUES ................................   $    73.8    $    53.3

COSTS AND EXPENSES
   Operating and maintenance ......................        66.9         52.0
   Operating and maintenance -- related party .....          --          2.9
   Depreciation ...................................        24.2         23.2
   General and administrative .....................        12.3          3.7
   General and administrative -- related party ....         0.1          0.9
   Gain on disposal of assets, net ................        (2.7)          --
                                                      ---------    ---------
                                                          100.8         82.7
                                                      ---------    ---------

OPERATING LOSS ....................................       (27.0)       (29.4)

OTHER INCOME (EXPENSE), NET
   Equity in loss of joint ventures ...............          --         (1.5)
   Interest income ................................         0.1          0.3
   Interest income -- related party ...............          --          1.6
   Interest expense ...............................        (1.0)        (0.8)
   Interest expense -- related party ..............        (3.2)       (15.2)
   Loss on retirement of debt .....................        (1.9)       (30.0)
   Other, net .....................................         0.5         (0.2)
                                                      ---------    ---------
                                                           (5.5)       (45.8)
                                                      ---------    ---------

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES       (32.5)       (75.2)
Income tax benefit ................................       (10.2)       (18.2)
                                                      ---------    ---------
LOSS FROM CONTINUING OPERATIONS ...................       (22.3)       (57.0)

DISCONTINUED OPERATIONS:
   Income from operations of discontinued segment .          --         11.2
   Income tax expense .............................          --         40.9
   Minority interest ..............................          --         (1.2)
                                                      ---------    ---------
       Net loss from discontinued operations ......          --        (30.9)
                                                      ---------    ---------

NET LOSS ..........................................   $   (22.3)   $   (87.9)
                                                      =========    =========

NET LOSS PER COMMON SHARE BASIC AND DILUTED
   Continuing operations ..........................   $   (0.53)   $   (4.70)
   Discontinued operations ........................          --        (2.54)
                                                      ---------    ---------
       Net loss per common share basic and
        diluted....................................   $   (0.53)   $   (7.24)
                                                      =========    =========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
   Basic and diluted ..............................        42.3         12.1

                             See accompanying notes.

                             TODCO AND SUBSIDIARIES

             CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                                   (UNAUDITED)

                                                        THREE MONTHS ENDED
                                                             MARCH 31,
                                                       --------------------
                                                         2004       2003
                                                       --------    --------
                                                          (IN MILLIONS)
Net loss ...........................................   $  (22.3)   $  (87.9)
                                                       --------    --------
Other comprehensive loss
   Change in share of unrealized loss
       in unconsolidated joint venture's accumulated
       other comprehensive loss, net of tax ........         --        (0.3)
                                                       --------    --------
   Other comprehensive loss ........................         --        (0.3)
                                                       --------    --------
Total comprehensive loss ...........................   $  (22.3)   $  (88.2)
                                                       ========    ========

                             See accompanying notes.

                             TODCO AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENT OF EQUITY

                                                   COMMON STOCK
                                  --------------------------------------------
                                        CLASS A                 CLASS B           ADDITIONAL
                                  --------------------    --------------------      PAID-IN   RETAINED      UNEARNED      TOTAL
                                   SHARES      AMOUNT      SHARES      AMOUNT       CAPITAL    DEFICIT    COMPENSATION   EQUITY
                                  --------    --------    --------    --------    ----------  ---------   ------------  --------
                                                                         (IN MILLIONS)
Balance at December 31, 2003 ..         --    $     --        12.1    $    0.1     $6,136.3   $(5,998.7)    $     --    $  137.7
  Net loss ....................                                                                   (22.3)                   (22.3)
  Debt for equity exchange ....                               47.9         0.5        528.4                                528.9
  Conversion of common stock
       from Class B to Class A        13.8         0.1       (13.8)       (0.1)                                               --
  Distributions to parent .....                                                      (173.7)                              (173.7)
  Equity contributions from
       parent .................                                                        13.5                                 13.5
  Issuance of restricted stock,
       net of forfeitures .....        0.3          --                                  4.2                     (4.2)         --
  Stock options granted .......                                                         6.1                                  6.1
  Amortization of unearned
       compensation ...........                                                                                  0.3         0.3
                                  --------    --------    --------    --------     --------   ---------     --------    --------
Balance at March 31, 2004 .....       14.1    $    0.1        46.2    $    0.5     $6,514.8   $(6,021.0)    $   (3.9)   $  490.5
                                  ========    ========    ========    ========     ========   =========     ========    ========

                             See accompanying notes.

                             TODCO AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                        THREE MONTHS ENDED
                                                                              MARCH 31,
                                                                       --------------------
                                                                         2004        2003
                                                                       --------    --------
                                                                          (IN MILLIONS)
CASH FLOWS FROM OPERATING ACTIVITIES -- CONTINUING
   OPERATIONS AND DISCONTINUED OPERATIONS
   Net loss ........................................................   $  (22.3)   $  (87.9)
   Adjustments to reconcile net loss to net cash provided by
     operating activities:
       Depreciation ................................................       24.2        30.7
       Deferred income taxes .......................................      (10.2)       21.8
       Stock-based compensation expense ............................        7.8          --
       Equity in earnings of joint ventures ........................         --        (1.8)
       Net (gain) loss on disposal of assets .......................       (2.7)       11.5
       Amortization of debt issue costs ............................       (0.4)        0.7
       Deferred income, net ........................................       (5.6)       (0.5)
       Deferred expenses, net ......................................        4.2        (1.0)
       Loss on retirement of debt ..................................        1.9        30.0
       Changes in operating assets and liabilities, net of effect of distributions to related parties
       Accounts receivable, net ....................................       (0.9)       29.5
       Accounts payable and other current liabilities ..............       (1.5)      (17.8)
       Accounts receivable/payable to related party, net ...........        6.4        47.7
       Income taxes receivable/payable, net ........................       (0.4)       (3.8)
       Other, net ..................................................       (4.1)       (9.2)
                                                                       --------    --------
Net cash (used in) provided by operating activities ................       (3.6)       49.9
                                                                       --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES -- CONTINUING OPERATIONS AND
    DISCONTINUED OPERATIONS
   Capital expenditures ............................................       (3.0)       (3.0)
   Proceeds from disposal of assets, net ...........................        7.0         0.2
                                                                       --------    --------
Net cash provided by (used in) investing activities ................        4.0        (2.8)
                                                                       --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES -- CONTINUING
   OPERATIONS AND DISCONTINUED OPERATIONS
   Net repayments of debt with related party .......................         --       (34.3)
   Repayments on other debt instruments ............................         --       (10.1)
   Cash of subsidiaries at distribution to affiliates ..............         --       (95.3)
   Other, net ......................................................        0.7         1.2
                                                                       --------    --------
Net cash provided by (used in) financing activities ................        0.7      (138.5)
                                                                       --------    --------

Net increase (decrease) in cash and cash equivalents ...............        1.1       (91.4)

Cash and cash equivalents at beginning of period -- continuing
   operations and discontinued operations ..........................       20.0       102.9
                                                                       --------    --------

Cash and cash equivalents at end of period -- continuing
   operations and discontinued operations ..........................   $   21.1    $   11.5
                                                                       ========    ========

                             See accompanying notes.

                             TODCO AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

NOTE 1 -- NATURE OF BUSINESS AND PRINCIPLES OF CONSOLIDATION

      TODCO (together with its subsidiaries and predecessors, unless the context requires otherwise, the "Company," "we" or "our"), is a leading provider of contract oil and gas drilling services, primarily in the United States ("U.S.") Gulf of Mexico shallow water and inland marine region, an area referred to as the U.S. Gulf Coast. At March 31, 2004, the Company owned, had partial ownership interests in or operated 70 drilling rigs. As of this date, the Company's active fleet of drilling rigs consisted of 24 jackup rigs, 30 barge rigs, three submersible rigs and one platform rig, as well as nine land rigs and three lake barge rigs in Venezuela. The Company contracts its drilling rigs, related equipment and work crews primarily on a dayrate basis to drill oil and natural gas wells.

      Effective January 31, 2001, a merger transaction between the Company and Transocean Inc. ("Transocean") was completed (the "Transocean Merger"). A change of control occurred and the Company became an indirect wholly owned subsidiary of Transocean.

      In July 2002, Transocean announced plans to divest of its Gulf of Mexico shallow and inland water ("Shallow Water") business through an initial public offering of the Company. During 2003, the Company completed the transfer to Transocean of all assets not related to its Shallow Water business ("Transocean Assets"), including the transfer of all revenue-producing assets. Accordingly, the Transocean Assets and related operations have been reflected as discontinued operations in the Company's historical financial statements and notes thereto. The Company's historical financial statements and the notes thereto have been restated for the effect of discontinued operations for all periods presented, except for the statement of cash flows and related Note 7 for which restatement is not required. See Note 13.

      In February 2004, the Company completed its initial public offering of 13,800,000 shares of its Class A common stock (the "IPO"). As of March 31, 2004, Transocean owns 46,200,000 shares or 100 percent of the outstanding Class B common stock of the Company, which represents 77 percent of the Company's outstanding common stock. Transocean has 94 percent of the combined voting power of the Company's outstanding common stock due to the five votes per share of Class B common stock, as compared to the one vote per share of Class A common stock. Transocean does not own any of the Company's outstanding Class A common stock. See Note 3.

NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Basis of Consolidation -- The accompanying condensed consolidated financial statements of the Company have been prepared without audit in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information. Accordingly, pursuant to such rules and regulations, these financial statements do not include all disclosures required by GAAP for complete financial statements. Operating results for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004 or for any future period. The accompanying condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

      Intercompany transactions and accounts have been eliminated. For investments in joint ventures that either do not meet the criteria of being a variable interest entity or where the Company is not deemed to be the primary beneficiary for accounting purposes, the equity method of accounting is used for investments in joint ventures where the Company's ownership is between 20 percent and 50 percent and for investments in joint ventures owned more than 50 percent where the Company does not have control of the joint venture. The cost method of accounting is used for investments in joint ventures where the Company's ownership is less than 20 percent and the Company does not have significant influence over the joint venture. For investments in joint ventures that meet the criteria of a variable interest entity and where the Company is deemed to be the primary beneficiary for accounting purposes, such entities are consolidated (see New Accounting Pronouncements).

      Accounting Estimates -- The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and disclosure of contingent assets and liabilities. The Company evaluates its estimates on an ongoing basis, including those related to bad debts, materials and supplies obsolescence, investments, property and equipment and other long-lived assets, income taxes, workers' insurance, employment benefits and contingent liabilities. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from such estimates.

      Segments -- The Company's operations have been aggregated into four reportable business segments, which, for our contract drilling services, correspond to the Company's principal geographic regions in which the Company operates:

      - U.S. Inland Barge Segment -- The Company's barge rig fleet currently operating in this market segment consists of 12 conventional and 18 posted barge rigs. These units operate in marshes, rivers, lakes and shallow bay or coastal waterways that are known as the "transition zone". This area along the U.S. Gulf Coast, where jackup rigs are unable to operate, is the world's largest market for this type of equipment.

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

      - Delta Towing Segment -- The Company has a partial interest in a joint venture that operates a fleet of U.S. marine support vessels consisting primarily of shallow water tugs, crewboats and utility barges ("Delta Towing"). See Note 4.

      Impairment of Other Long-Lived Assets -- The carrying value of long-lived assets, principally property and equipment, is reviewed for potential impairment when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. For property and equipment held for use, the determination of recoverability is made based upon the estimated undiscounted future net cash flows of the related asset or group of assets being evaluated. Property and equipment held for sale are recorded at the lower of net book value or net realizable value.

      Operating Revenues and Expenses -- Operating revenues are recognized as earned, based on contractual daily rates. In connection with drilling contracts, the Company may receive revenues for preparation and mobilization of equipment and personnel or for capital improvements to rigs. In connection with new drilling contracts, revenues earned and incremental costs incurred directly related to the preparation and mobilization of the rig are deferred and recognized over the primary contract term of the drilling project for contracts that have a primary contract term of two months or longer and where such amounts are material. Costs of relocating drilling units without contracts to more promising market areas are expensed as incurred. Revenues and expenses associated with the demobilization of drilling units are recognized upon completion of the related drilling contracts. Capital upgrade revenues received are deferred and recognized over the primary contract term of the drilling project. The actual cost incurred for the capital upgrade is depreciated over the estimated remaining useful life of the asset.

      At March 31, 2004 and December 31, 2003, $17.0 million and $21.2 million, respectively, in deferred preparation and mobilization costs were included in other assets in the Company's condensed consolidated balance sheets. During the three months ended March 31, 2004, the Company amortized $5.2 million of these costs to expense, which is included in operating and maintenance expense in the Company's condensed consolidated statement of operations. There were no similar costs amortized to expense during the three months ended March 31, 2003.

      Income Taxes -- Income taxes have been provided based upon the tax laws and rates in the countries in which operations are conducted and income is earned. Deferred tax assets and liabilities are recognized for the anticipated future tax effects of temporary differences between the financial statement basis and the tax basis of the Company's assets and liabilities using the applicable tax rates in effect. A valuation allowance for deferred tax assets is recorded when it is more likely than not that some or all of the benefit from the deferred tax asset will not be realized. See Note 8.

      Interim Financial Information -- The condensed consolidated financial statements reflect all adjustments, which are, in the opinion of management, necessary for a fair statement of results of operations for the interim periods. Such adjustments are considered to be of a normal recurring nature unless otherwise identified.

      Comprehensive Income (Loss) -- The Company reports comprehensive income in accordance with the Financial Accounting Standards Board's ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 130, Reporting Comprehensive Income. Comprehensive income consists of net income (loss) and other gains and losses affecting shareholder's equity that, under GAAP, are excluded from net income. From time to time, the Company may recognize components of other comprehensive income such as unrealized gains and losses on marketable equity investments and foreign currency translation gains and losses. The Company had no accumulated other comprehensive income as of March 31, 2004 and December 31, 2003.

      Stock-Based Compensation -- Through December 31, 2002 and in accordance with the provisions of SFAS 123, Accounting for Stock-based Compensation, the Company elected to follow the Accounting Principles Board Opinion ("APB") 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for awards under its employee stock-based compensation plans using the intrinsic value method. Effective January 1, 2003, the Company adopted the fair value method of accounting for stock-based compensation using the prospective method of transition under SFAS 123. Under the prospective method and in accordance with the provisions of SFAS 148, Accounting for Stock-Based Compensation -- Transition and Disclosure, the recognition provisions are applied to all employee awards granted, modified or settled after January 1, 2003. See Note 12.

      The compensation expense related to stock-based employee compensation included in the determination of net income for the three months ended March 31, 2004 and 2003 is less than that which would have been recognized if the fair value method had been applied to all awards granted after the original effective date of SFAS 123. If the Company had elected to adopt the fair value recognition provisions of SFAS 123 as of its original effective date, pro forma net income and diluted net income per share would have been as follows (in millions, except per share amounts):

                                                                         THREE MONTHS ENDED
                                                                              MARCH 31,
                                                                        --------------------
                                                                          2004        2003
                                                                        --------    --------
Net loss, as reported ...............................................   $  (22.3)   $  (87.9)
       Add: stock-based employee compensation expense included in
         reported net income, net of related tax effects ............        5.1          --
       Deduct: total stock-based employee compensation expense
         determined under fair value based method for all awards, net
         of related tax effects .....................................        5.1         0.1
                                                                        --------    --------
Pro forma net loss ..................................................   $  (22.3)   $  (88.0)
                                                                        ========    ========
Loss per share:

       Basic and diluted-as reported ................................   $  (0.53)   $  (7.24)
       Basic and diluted-pro forma ..................................   $  (0.53)   $  (7.25)

      New Accounting Pronouncements -- In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51 ("FIN 46"). FIN 46 requires that an enterprise consolidate a variable interest entity ("VIE") if the enterprise has a variable interest that will absorb a majority of the entity's expected losses and/or receives a majority of the entity's expected residual returns as a result of ownership, contractual or other financial interests in the entity, if such loss or residual return occurs. If one enterprise absorbs a majority of a VIE's expected losses and another enterprise receives a majority of that entity's expected residual returns, the enterprise absorbing a majority of the expected losses is required to consolidate the VIE and will be deemed the primary beneficiary for accounting purposes. FIN 46 is effective immediately for those VIEs created after January 31, 2003. The provisions, as amended, are effective for the first interim or annual period ending after December 15, 2003 for those VIEs held prior to February 1, 2003 that are considered to be special purpose entities. The provisions, as amended, are to be applied no later than the end of the first reporting period that ends after March 14, 2004 for all other VIEs held prior to February 1, 2003. Early adoption is allowed. The Company adopted and applied the provisions of FIN 46 effective December 31, 2003. See Note 4.

      Reclassifications -- Certain reclassifications have been made to prior period amounts to conform to the current period's presentation.

NOTE 3 -- CAPITAL STOCK AND RELATED TRANSACTIONS

      Capital Structure -- In February 2004, the Company amended its articles of incorporation to, among other things, create two classes of common stock, Class A and Class B, increase its authorized capital stock and to convert any issued and outstanding shares of the Company's common stock into Class B common stock. As amended, the Company's authorized capital stock consists of (i) 500,000,000 shares of Class A common stock, par value $.01 per share, and 260,000,000 shares of Class B common stock, par value $.01 per share, and (ii) 50,000,000 shares of preferred stock, par value $.01 per share. The Class B common stock is convertible at any time, at the sole option of Transocean, into shares of Class A common stock on a share per share basis.

      Capital Stock Transactions and Retirement of Related Party Debt -- In February 2004, prior to the Company's IPO, the Company exchanged $45.8 million in principal amount of its outstanding 7.375% Senior Notes held by Transocean Holdings Inc. (a wholly owned subsidiary of Transocean, "Transocean Holdings"), plus accrued interest thereon, for 359,638 shares of the Company's Class B common stock (4,367,714 shares of Class B common stock after giving effect to the stock dividend discussed below). Immediately following this exchange, the Company exchanged $152.5 million and $289.8 million principal amount of its outstanding 6.75% and 9.5% Senior Notes, respectively, held by Transocean, plus accrued interest thereon, for 3,580,768 shares of the Company's Class B common stock (43,487,535 shares of Class B common stock after giving effect to the stock dividend). The determination of the number of shares issued in the exchange transactions was based on a method that took into account the IPO price of $12.00 per share. The net effect of these transactions was to decrease notes payable -- related party and interest payable -- related party by $528.9 million with an offsetting increase in common stock of $0.5 million and additional paid-in capital of $528.4 million. See Note 5.

      Immediately following the debt-for-equity exchanges, the Company declared a dividend of 11.145 shares of its Class B common stock with respect to each share of its Class B common stock outstanding immediately following the debt-for-equity exchanges. The stock dividend of 11.145 shares of Class B common stock for each outstanding share of Class B common stock was retroactively applied to the 1,000,000 shares of common stock held by Transocean prior to the debt-for-equity exchanges and has been reflected in the Company's historical consolidated financial statements since December 31, 2003. The effect of this retroactive application was to increase the authorized common shares of the Company's Class B common stock to 260,000,000 shares and issued and outstanding to 12,144,751 shares as of December 31, 2003 with a corresponding decrease to additional paid-in capital.

      As a result of the debt-for-equity exchanges and stock dividend, Transocean held an aggregate of 60,000,000 shares of Class B common stock prior to the closing of the IPO. A portion of these shares (13,800,000) of Class B common stock was converted into shares of Class A common stock and sold in the IPO.

      Also in connection with the closing of the IPO, Transocean made additional equity contributions totaling $2.8 million, including $1.0 million in intercompany payable balances owed by the Company to Transocean as of the IPO date.

      Initial Public Offering -- In February 2004, the Company completed the IPO of 13,800,000 shares of its Class A common stock at $12.00 per share. The Company did not receive any proceeds from the initial sale of Class A common stock. Transocean currently owns 46,200,000 shares or 100 percent of the outstanding Class B common stock giving it 94 percent of the combined voting power of the Company's outstanding common stock due to the five votes per share of Class B common stock as compared to the one vote per share of Class A Common stock. Transocean does not own any of the Company's outstanding Class A common stock.

      Upon completion of the IPO, the Company entered into various agreements to complete the separation of the Shallow Water business from Transocean, including an employee matters agreement, a master separation agreement and a tax sharing agreement. The master separation agreement provides for, among other things, the assumption by the Company of liabilities relating to the Shallow Water business and the assumption by Transocean of liabilities unrelated to the Shallow Water business, including the indemnification of losses that may occur as a result of certain of the Company's ongoing legal proceedings.

      In February 2004, the Company recorded an equity transaction related to net liabilities related to Transocean's business of $0.4 million for which legal title had not been transferred to Transocean as of the IPO date in accordance with the business indemnity between the Company and Transocean. The indemnification by Transocean was recorded as a credit to additional paid-in capital with a corresponding offset to a related party receivable from Transocean.

      In conjunction with the IPO, the Company entered into a tax sharing agreement with Transocean, whereby, Transocean will indemnify the Company against substantially all pre-IPO income tax liabilities. However, the Company must pay Transocean for substantially all pre-closing income tax benefits utilized subsequent to the closing of the IPO. As of March 31, 2004, the Company had approximately $485 million of estimated pre-closing income tax benefits subject to this obligation to reimburse Transocean of which approximately $173 million of the tax benefits were reflected in the Company's December 31, 2003 historical financial statements. The additional estimated tax benefits resulted from the closing of the IPO, specified ownership changes, statutory allocations of tax benefits among Transocean's consolidated group members and other events. Depending upon certain tax planning strategies executed by Transocean during 2004 and actual Transocean taxable income for the current year, this pre-closing tax benefit amount could change.

      As part of the tax sharing agreement, the Company recorded an equity transaction in February 2004 to reflect the transfer to Transocean of approximately $174 million of pre-closing income tax benefits which the Company may utilize or be deemed to have utilized in the future; however, the Company must pay Transocean for substantially all pre-closing income tax benefits utilized or deemed to have been utilized subsequent to the closing of the IPO. As these pre-closing income tax benefits cannot be legally transferred to Transocean or another entity, the Company has reflected the transfer of approximately $174 million of income tax benefits as a corresponding, and offsetting, obligation to Transocean within the deferred income tax asset accounts and a reduction in additional paid-in capital in the condensed consolidated balance sheet at March 31, 2004. In addition, Transocean agreed to indemnify TODCO for certain tax liabilities that existed as of the IPO date of $10.3 million. The tax indemnification by Transocean was recorded as a credit to additional paid-in capital with a corresponding offset to a related party receivable from Transocean. See Note 8.

      Additionally, the tax sharing agreement provides that if any person other than Transocean or its subsidiaries becomes the beneficial owner of greater than 50% of the total voting power of the Company's outstanding voting stock, it will be deemed to have utilized all of these pre-closing tax benefits, and the Company will be required to pay Transocean an amount for the deemed utilization of these tax benefits adjusted by a specified discount factor. If an acquisition of beneficial ownership had occurred on March 31, 2004, the estimated amount that the Company would have been required to pay to Transocean would have been approximately $390 million. See Note 8.

NOTE 4 -- DELTA TOWING

      The Company owns a 25 percent equity interest in Delta Towing, a joint venture formed to own and operate the Company's U.S. marine support vessel business, consisting primarily of shallow water tugs, crewboats and utility barges. The Company previously contributed its support vessel business to the joint venture in return for a 25 percent ownership interest and certain secured notes receivable from Delta Towing with a face value of $144.0 million. The Company valued these notes at $80.0 million immediately prior to the Transocean Merger. No value was assigned to the ownership interest in Delta Towing. The note agreement was subsequently amended to provide for a $4.0 million, three-year revolving credit facility which has since been cancelled. Delta Towing's property and equipment, with a net book value of $45.3 million at March 31, 2004, are collateral for the Company's notes receivable. The remaining 75 percent ownership interest is held by Beta Marine LLC ("Beta Marine"), which also loaned Delta Towing $3.0 million (see Note 5).

      Under FIN 46, Delta Towing is considered a VIE because its equity is not sufficient to absorb the joint venture's expected future losses. The Company is deemed to be the primary beneficiary of Delta Towing for accounting purposes because it has the largest percentage of investment at risk through the secured notes held by the Company and would thereby absorb the majority of the expected losses of Delta Towing. The Company adopted FIN 46 and, accordingly, consolidated Delta Towing effective December 31, 2003.

      As of March 31, 2004 and December 31, 2003 all intercompany accounts have been eliminated in consolidation as a result of the adoption of FIN 46, as well as all intercompany transactions during the three months ended March 31, 2004.

      Prior to December 31, 2003, the Company accounted for its investment in Delta Towing under the equity method. In the first quarter of 2003, the Company recorded $1.5 million in equity losses related to Delta Towing, including the Company's share of a $2.5 million non-cash impairment charge on the carrying value of idle equipment recorded by the joint venture.

      In addition, during the three months ended March 31, 2003, the Company earned interest income of $1.6 million related to interest-bearing debt due from Delta Towing. During the three months ended March 31, 2003, the Company incurred charges totaling $2.9 million for services rendered by Delta Towing under a charter agreement with the Company, which were reflected in operating and maintenance -- related party expense.

      The creditors of Delta Towing have no recourse to the general credit of the Company.

      NOTE 5 -- DEBT AND CAPITAL LEASE OBLIGATIONS

      Debt and capital lease obligations, net of unamortized discounts, premiums, and fair value adjustments, was comprised of the following (in millions):

                                                 THIRD PARTY             RELATED PARTY
                                           -----------------------  -----------------------
                                           MARCH 31,  DECEMBER 31,  MARCH 31,  DECEMBER 31,
                                             2004         2003         2004        2003
                                           ---------  ------------  ---------  ------------
6.75% Senior Notes, due April 2005 .....     $  7.8      $  7.8      $   --      $153.2
6.95% Senior Notes, due April 2008 .....        2.2         2.2          --          --
7.375% Senior Notes, due April 2018 ....        3.5         3.5          --        45.9
9.5% Senior Notes, due December 2008 ...       11.3        11.4          --       322.9
Other Debt .............................         --          --         3.0         3.0
Capital Lease Obligations ..............        2.6         1.9          --          --
                                             ------      ------      ------      ------
   Total ...............................       27.4        26.8         3.0       525.0
   Less debt due within one year .......        1.7         1.2         3.0         3.0
                                             ------      ------      ------      ------
   Total long-term debt ................     $ 25.7      $ 25.6      $   --      $522.0
                                             ======      ======      ======      ======

      6.75%, 6.95%, 7.375% and 9.5% Senior Notes and Exchange Offer -- In March 2002, Transocean and the Company completed exchange offers and consent solicitations for the Company's 6.5%, 6.75%, 6.95%, 7.375%, 9.125% and 9.5%
Senior Notes (the "Exchange Offer"). As a result of the Exchange Offer, approximately $234.5 million, $342.3 million, $247.8 million, $246.5 million, $76.9 million and $289.8 million principal amount of the Company's outstanding 6.75%, 6.95%, 7.375% and 9.5% senior notes, respectively, were exchanged by Transocean (the "Exchanged Notes") for newly issued Transocean notes having the same principal amount, interest rate, redemption terms and payment and maturity dates. Both the Exchanged Notes and the notes not exchanged remained the obligation of the Company as Transocean became the holder of the Exchanged Notes.

      In March 2003, the Company sold to Transocean its approximate 75 percent ownership interest in Arcade Drilling AS. In consideration for the sale of this stock, Transocean cancelled $233.3 million principal amount outstanding of 6.95% Exchanged Notes payable to Transocean. Interest accrued on these notes was settled in cash.

The market value attributed to the cancelled notes, 113.21 percent of the principal amount, was based on an independent third party appraisal. The Company recognized a net pre-tax loss on retirement of debt of $30.0 million in the first quarter of 2003 relating to the early retirement of this debt.

      Additionally, during the second quarter of 2003, the Company sold certain other Transocean Assets to Transocean in exchange for the cancellation of $215.2 million in outstanding Exchanged Notes.

      In February 2004, prior to the Company's IPO, the Company exchanged $45.8 million in principal amount of its then outstanding 7.375% Senior Notes held by Transocean Holdings, plus accrued interest thereon, for 359,638 shares of the Company's Class B common stock (4,367,714 shares of Class B common stock after giving effect to the stock dividend, as described in Note 3). Immediately following this exchange the Company exchanged $152.5 million and $289.8 million principal amount of its then outstanding 6.75% and 9.5% Senior Notes, respectively, held by Transocean, plus accrued interest thereon, for 3,580,768 shares of the Company's Class B common stock (43,487,535 shares of Class B common stock after giving effect to the stock dividend). The determination of the number of shares issued in the exchange transactions was based on a method that took into account the IPO price of $12.00 per share. The net effect of these transactions was to decrease notes payable -- related party and interest payable -- related party by $528.9 million with an offsetting increase in common stock of $0.5 million and additional paid-in capital of $528.4 million. There were no Exchanged Notes payable to Transocean outstanding at March 31, 2004.

      In connection with the Exchange Offer, the Company had made an aggregate of $8.3 million in consent payments to holders of the notes that were exchanged. The consent payments were amortized as an increase to interest expense over the remaining terms of the exchanged notes using the interest method and amounted to $0.2 million for the three months ended March 31, 2003. In connection with the retirement of the Exchanged Notes prior to the completion of the IPO, the Company expensed the remaining balance of these deferred consent fees of approximately $1.9 million in February 2004, which has been reflected as a loss on retirement of debt in the Company's condensed consolidated statement of operations.

      The Company recognized $0.4 million and $0.6 million in interest expense during the three months ended March 31, 2004 and 2003 related to its senior notes held by third parties. The Company also recognized $3.1 million and $14.4 million in interest expense--related party during the three months ended March 31, 2004 and 2003, respectively, related to the Exchanged Notes held by Transocean.

      At March 31, 2004, approximately $7.7 million, $2.2 million, $3.5 million, and $10.2 million principal amount of the 6.75%, 6.95%, 7.375%, and 9.5% Senior Notes, respectively, due to third parties were outstanding. The fair value of these notes at March 31, 2004 was approximately $7.9 million, $2.3 million, $3.1 million, and $11.4 million, respectively, based on the estimated yield to maturity which takes into account TODCO's credit worthiness as a separate entity.

      $75 Million Revolving Credit Facility -- In December 2003, the Company entered into a two-year $75 million floating-rate secured revolving credit facility that will decline to $60 million in December 2004. The facility is secured by most of the Company's drilling rigs, receivables, and the stock of most of its U.S. subsidiaries and is guaranteed by some of its subsidiaries. Borrowings under the facility bear interest at our option at either (1) the higher of (A) the prime rate and (B) the federal funds rate plus 0.5 percent, plus a margin in either case of 2.50 percent or (2) the Eurodollar rate plus a margin of 3.50 percent. Commitment fees on the unused portion of the facility are 1.5 percent of the average daily balance and are payable quarterly. Borrowings and letters of credit issued under the facility are limited by a borrowing base equal to the lesser of (A) 20 percent of the orderly liquidated value of the drilling rigs securing the facility, as determined from time to time by a third party selected by the agent under the facility, and (B) the sum of 10 percent of the orderly liquidated value of the drilling rigs securing the facility plus 80 percent of the U.S. accounts receivable outstanding less than 90 days, net of any provision for bad debt associated with such U.S. accounts receivable.

      Financial covenants include maintenance of certain financial and other ratios, including working capital, liquidity, and debt-to-total capitalization ratios, and a minimum tangible net worth by the Company.

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

      As of March 31, 2004 and December 31, 2003, the Company had no borrowings outstanding under this facility.

      During the three months ended March 31, 2004, the Company recognized $0.3 million in interest expense related to commitment fees on the unused portion of the facility and amortized $0.3 million in deferred financing costs as a component of interest expense.

      Other Debt -- Related Party -- In connection with the acquisition of the U.S. marine support vessel business, Delta Towing entered into a $3.0 million note agreement with Beta Marine dated January 30, 2001. The note bears interest at 8 percent per annum, payable quarterly. The $3.0 million note has been classified as a current obligation in the Company's condensed consolidated balance sheet at March 31, 2004 and December 31, 2003 as Delta Towing remains in default on this note payable to a related party. In March 2004, Delta Towing repaid a portion of accrued interest payable to Beta Marine from proceeds from the sale of a vessel. The Company has no obligation to fund this debt on behalf of Delta Towing.

      Capital Lease Obligations -- The Company leases certain drilling equipment under two-year capital lease agreements. In January 2004 and during 2003, the Company entered into three capital lease agreements in the amounts of $1.1 million, $1.1 million and $1.0 million with final maturity dates of January 2006, October 2005 and September 2005, respectively. The lease agreements bear interest at a rate of 10 percent per annum. Assets recorded under capital leases are included in property and equipment in the condensed consolidated balance sheet and had a net carrying value of $3.3 million and $2.1 million at March 31, 2004 and December 31, 2003, respectively. Accumulated depreciation of these assets was not significant at March 31, 2004 and December 31, 2003 and is included in accumulated depreciation combined with the Company's owned assets. Depreciation expense on these assets was not significant during the three months ended March 31, 2004 or the year ended December 31, 2003 and is included in depreciation expense.

      Future minimum lease payments under scheduled capital leases that have initial or remaining non-cancelable terms in excess of one year are as follows (in millions):

                                                  TWELVE MONTHS
                                                     ENDING
                                                    MARCH 31,
                                                  -------------
2005..........................................       $  1.9
2006..........................................          0.9
                                                     ------
Total minimum lease payments..................          2.8
Amount representing interest..................          0.2
                                                     ------
Capital lease obligations.....................          2.6
Less:  amounts due within one year............          1.7
                                                     ------
Long-term capital lease obligations...........       $  0.9
                                                     ======

      Transocean Revolver -- The Company was revolving credit agreement (the "Transocean Revolver") with Transocean, dated April 6, 2001. Amounts outstanding under the Transocean Revolver bore interest quarterly at a rate of the London Interbank Offered Rate ("LIBOR") plus 0.575 percent to 1.3 percent depending on Transocean's non-credit enhanced senior unsecured public debt rating. On April 6, 2003 the approximately $81.2 million then outstanding under the Transocean Revolver was converted into a 2.76 percent fixed rate promissory note issued by the Company to Transocean which was scheduled to mature on April 6, 2005. This note was cancelled in full in connection with the sales of the Company's interest in a wholly-owned subsidiary and interests in two joint ventures in June 2003. During the three months ended March 31, 2003, the Company recognized interest expense of $0.8 million related to the Transocean Revolver.

NOTE 6 -- OTHER CURRENT LIABILITIES

      Other current liabilities are comprised of the following (in millions):

                                           MARCH 31,  DECEMBER 31,
                                             2004         2003
                                           ---------  ------------
Accrued self-insurance claims ..........    $  28.9   $       28.0
Deferred income ........................        1.9            7.3
Accrued payroll and employee benefits...        5.0            5.7
Accrued taxes, other than income .......        2.0            1.6
Accrued interest .......................        1.0            0.2
Other ..................................        0.5            0.6
                                            -------   ------------
   Total other current liabilities .....    $  39.3   $       43.4
                                            =======   ============

NOTE 7 -- SUPPLEMENTARY CASH FLOW INFORMATION

      Supplementary cash flow information relating to both continuing and discontinued operations is as follows (in millions):

                                                                THREE MONTHS ENDED
                                                                    MARCH 31,
                                                                 2004        2003
                                                               --------    --------
Interest paid, to third parties ............................   $    2.0    $    6.5
Interest paid to related party .............................        0.1        10.4
Income taxes paid, net .....................................        0.2         9.6
Non-cash financing activities:
   Net distribution of assets to parent(a) .................         --       248.0
   Debt-for-equity exchange (b) ............................     (528.9)         --
   Equity contributions from parent, net of distributions(c)      162.0          --

----------

(a) In the first quarter of 2003, a wholly owned subsidiary, ownership interests in two majority-owned subsidiaries, and certain other assets were sold or distributed to affiliated companies (see Note 13). The $95.3 million in cash held by subsidiaries at the time of the sales or distributions was reflected in financing activities in the consolidated statement of cash flows. The non-cash effect on the consolidated balance sheet was reflected as a decrease in accounts receivable-trade and other receivables of $4.6 million, a decrease in accounts receivable-related party of $208.1 million, a $2.5 million decrease in other current assets, a $334.8 million decrease in non-current assets related to discontinued operations, a $6.0 million decrease in other assets, a decrease in accounts payable trade and other current liabilities of $6.4 million, a decrease in accounts payable-related party of $2.1 million, a $21.5 million decrease in deferred taxes, a decrease in other long-term liabilities of $11.0 million, a $264.1 million decrease in long-term debt-related party, a $98.2 million decrease in minority interest and a decrease in additional paid-in capital of $248.0 million.

(b) Prior to the closing of the Company's IPO in February 2004, the Company completed a non-cash exchange of $528.9 million in long-term related party notes payable to Transocean and related accrued interest payable for shares of the Company's Class B common stock, see Notes 3 and 5.

(c) In connection with the closing of the IPO, the Company completed certain equity transactions related to the Company's separation from Transocean. In February 2004, the Company recorded business and tax indemnities of the Company by Transocean of $10.7 million as an increase in accounts receivable-related party and an increase in additional paid-in capital and transferred to Transocean $1.0 million of intercompany payable balances as of the IPO date as an increase in additional paid-in capital (see Note 3). Additionally, the Company recorded the book transfer of substantially all pre-closing income tax benefits to Transocean of $173.7 million as a decrease in deferred income tax assets and a decrease in additional paid-in capital.

NOTE 8 -- INCOME TAXES

      In conjunction with the IPO, the Company entered into a tax sharing agreement with Transocean whereby Transocean will indemnify the Company against substantially all pre-IPO income tax liabilities. However, the Company must pay Transocean for substantially all pre-closing income tax benefits utilized subsequent to the closing of the IPO. As of March 31, 2004, the Company had approximately $485 million of estimated pre-closing income tax benefits subject to this obligation to reimburse Transocean of which approximately $173 million of the tax benefits were reflected in the Company's December 31, 2003 historical financial statements. The additional estimated tax benefits resulted from the closing of the IPO, specified ownership changes, statutory allocations of tax benefits among Transocean's consolidated group members and other events. Depending upon certain tax planning strategies executed by Transocean and actual Transocean taxable income for 2004, this pre-closing tax benefit amount could change.

      As a result of the IPO and the recording of the tax sharing agreement, the Company recognized a payable to Transocean within deferred income taxes of approximately $174 million, representing the amount of the pre-closing income tax benefits recorded by the Company and a reduction in additional paid-in capital.

      Additionally, the tax sharing agreement provides that if any person other than Transocean or its subsidiaries becomes the beneficial owner of greater than 50% of the total voting power of the Company's outstanding voting stock, it will be deemed to have utilized all of these pre-closing tax benefits, and the Company will be required to pay Transocean an amount for the deemed utilization of these tax benefits adjusted by a specified discount factor. If an acquisition of beneficial ownership had occurred on March 31, 2004, the estimated amount that the Company would have been required to pay to Transocean would have been approximately $390 million.

      The tax sharing agreement with Transocean provides that the Company must pay Transocean for most pre-closing tax benefits that are utilized on a tax return with respect to a period after the closing of the IPO. If the utilization of a pre-closing tax benefit defers or precludes the Company's utilization of any post-closing tax benefit, its payment obligation with respect to the pre-closing tax benefit generally will be deferred until the Company actually utilizes that post-closing tax benefit. This payment deferral will not apply with respect to, and the Company will have to pay currently for the utilization of pre-closing tax benefits to the extent of:

      - up to 20% of any deferred or precluded post-closing tax benefit arising out of the Company's payment of foreign income taxes, and

      - 100% of any deferred or precluded post-closing tax benefit arising out of a carryback from a subsequent year.

      Therefore, the Company may not realize the full economic value of tax deductions, credits and other tax benefits that arise post-closing until it has utilized all of the pre-closing tax benefits, if ever.

      Until February 2004, the Company was a member of an affiliated group that includes its parent company, Transocean Holdings. Current and deferred taxes are allocated based upon what the Company's tax provision (benefit) would have been had the Company filed a separate tax return.

      Income taxes have been provided based upon the tax laws and rates in the countries in which operations are conducted and income is earned. Deferred tax assets and liabilities are recognized for the anticipated future tax effects of temporary differences between the financial statement basis and the tax basis of the Company's assets and liabilities using the applicable tax rates in effect. A valuation allowance for deferred tax assets is recorded when it is more likely than not that some or all of the benefit from the deferred tax assets will not be realized.

      The amount of tax benefit recognized is primarily dependent on the loss realized and the valuation of operating loss carryforwards during the period. For the three months ended March 31, 2003, the Company provided additional taxes of $5.8 million for a portion of losses of RBF Rig Corporation for which a deferred tax benefit had been previously provided.

NOTE 9 -- COMMITMENTS AND CONTINGENCIES

      Litigation -- In March 1997, an action was filed by Mobil Exploration and Producing U.S. Inc. and affiliates, St. Mary Land & Exploration Company and affiliates and Samuel Geary and Associates, Inc. against a subsidiary of the Company, Cliffs Drilling, its underwriters at Lloyd's (the "Underwriters") and an insurance broker in the 16th Judicial District Court of St. Mary Parish, Louisiana. The plaintiffs alleged damages amounting to in excess of $50 million in connection with the drilling of a turnkey well in 1995 and 1996. The case was tried before a jury in January and February 2000, and the jury returned a verdict of approximately $30 million in favor of the plaintiffs for excess drilling costs, loss of insurance proceeds, loss of hydrocarbons, expenses and interest. The Company and the Underwriters appealed such judgment, and the Louisiana Court of Appeals has reduced the amount for which the Company may be responsible to less than $10 million. The plaintiffs requested that the Supreme Court of Louisiana consider the matter and reinstate the original verdict. The Company and the Underwriters also appealed to the Supreme Court of Louisiana requesting that the Court reduce the verdict or, in the case of the Underwriters, eliminate any liability for the verdict. Prior to the Supreme Court of Louisiana ruling on these petitions, the

Company settled with the St. Mary group of plaintiffs and the State of Louisiana. Subsequently, the Supreme Court of Louisiana denied the applications of all remaining parties. The Company has settled with all remaining plaintiffs. The Company believes that any amounts, apart from a small deductible, paid in settlement are covered by relevant primary and excess liability insurance policies. However, the insurers and Underwriters have denied all coverage. The Company has instituted litigation against those insurers and Underwriters to enforce its rights under the relevant policies. One group of insurers has asserted a counterclaim against the Company claiming that they issued the policy as a result of a misrepresentation. The settlements did not have a material adverse effect on the Company's business or consolidated financial position, and the Company does not expect the ultimate outcome of the case involving the insurers and Underwriters will have a material adverse effect on its business or consolidated financial position. In connection with the Company's separation from Transocean, Transocean has agreed to indemnify the Company of any losses it incurs as a result of this legal proceeding. See Note 3.

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

      In 1984, in connection with the financing of the corporate headquarters, at that time, for R&B, a predecessor to one of our subsidiaries, in Tulsa, Oklahoma, the Greater Southwestern Funding Corporation ("Southwestern") issued and sold, among other instruments, Zero Coupon Series B Bonds due 1999 through 2009 with an aggregate $189 million value at maturity. Paine Webber Incorporated purchased all of the Series B Bonds for resale and in 1985 acted as underwriter in the public offering of most of these bonds. The proceeds from the sale of the bonds were used to finance the acquisition and construction of the headquarters. R&B's rental obligation was the primary source for repayment of the bonds. In connection with the offering, R&B entered into an indemnification agreement to indemnify Southwestern and Paine Webber from loss caused by any untrue statement or alleged untrue statement of a material fact or the omission or alleged omission of a material fact contained or required to be contained in the prospectus or registration statement relating to that offering. Several years after the offering, R&B defaulted on its lease obligations, which led to a default by Southwestern. Several holders of Series B bonds filed an action in Tulsa, Oklahoma in 1997 against several parties, including Paine Webber, alleging fraud and misrepresentation in connection with the sale of the bonds. In response to a demand from Paine Webber in connection with that lawsuit and a related lawsuit, R&B agreed in 1997 to retain counsel for Paine Webber with respect to only that part of the referenced cases relating to any alleged material misstatement or omission relating to R&B made in certain sections of the prospectus or registration Statement. The agreement to retain counsel did not amend any rights and obligations under the indemnification agreement. There has been only limited progress on the substantive allegations in the case. The trial court has denied class certification, and the plaintiffs have appealed this denial to a higher court. The Company disputes that there are any matters requiring the Company to indemnify Paine Webber. In any event, the Company does not expect that the ultimate outcome of this matter will have a material adverse effect on its business or consolidated financial position. In addition, Transocean has agreed to indemnify the Company for any losses that may be incurred as a result of this litigation. See Note 3.

      In April 2003, Gryphon Exploration Company ("Gryphon") filed suit against some of our subsidiaries, Transocean and other third parties in the United States District Court in Galveston, Texas claiming damages in excess of $6 million. In its complaint, Gryphon alleges the defendants were responsible for well problems experienced by Gryphon with respect to a well in the Gulf of Mexico drilled by our subsidiaries in 2001. We dispute the allegations of Gryphon and intend to vigorously defend this claim. While we continue to investigate this matter, we do not currently expect the ultimate outcome of this matter to have a material adverse effect on our business or consolidated financial position. In addition, Transocean has agreed to indemnify the Company for any losses that may be incurred as a result of this litigation. See Note 3.

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

      Surety Bonds -- As is customary in the contract drilling business, the Company also has various surety bonds totaling $13.4 million in place as of March 31, 2004 that secure customs obligations and certain performance and other obligations.

NOTE 10 -- OTHER RELATED PARTY TRANSACTIONS

      Prior to June 30, 2003 and the transfer of the Transocean Assets to Transocean, general and administrative expense included an allocation from Transocean for certain administrative support based on estimates of the percentage of work the individual Transocean departments performed for the Company. In the opinion of management, Transocean has charged the Company for all costs incurred on its behalf under a comprehensive and reasonable cost allocation method. After June 30, 2003, general and administrative expenses include costs for services provided to us under a transition services agreement with Transocean. The amount of expense allocated or charged to the Company was $0.1 million and $0.9 million for the three months ended March 31, 2004 and 2003, respectively, which was classified as general and administrative -- related party expense.

NOTE 11 -- EARNINGS PER SHARE

      The Company's basic earnings (loss) per share, which is based upon the weighted average common shares outstanding, without the dilutive effects of common stock equivalents (options, warrants, etc.), for the three months ended March 31, 2004 and 2003 was $(0.53) and $(7.24), respectively. For the three months ended March 31, 2004, there were 1,633,617 options outstanding to purchase Class A common stock of the Company, which were not included in the computation of diluted earnings per share because the effect of including the incremental shares was anti-dilutive for the period. There were no common stock equivalents outstanding during the three months ended March 31, 2003. No adjustments to net income were made in calculating diluted earnings per share for the three-month periods ended March 31, 2004 and 2003.

NOTE 12 -- STOCK-BASED COMPENSATION PLANS

      TODCO Long-Term Incentive Plan -- In February 2004, the Company adopted a long-term incentive plan for certain employees and non-employee directors of the Company in order to provide additional incentives through the grant of awards and to increase the personal stake of participants in the continued success of the Company (the "Plan"). The Plan provides for the grant of options to purchase shares of the Company's Class A common stock, restricted stock, deferred stock units, share appreciation rights, cash awards, supplemental payments to cover tax liabilities associated with the aforementioned types of awards, and performance awards. Most awards under the Plan vest over a three-year period. A maximum of 3,000,000 shares of the Company's Class A common stock has been reserved for issuance under the Plan.

      In conjunction with the closing of the IPO, the Company granted options to purchase 1,633,617 shares of the Company's Class A common stock at an exercise price of $12.00 per share of which options to purchase 705,000 shares of common stock vested immediately on the IPO date. The remainder of the options has a weighted average vesting period of approximately 2.24 years and a contractual life of 10 years.

      The fair value of the options granted under the Plan was estimated using the Black-Scholes options pricing model with the following assumptions:

Dividend yield.............................................       0.00%
Expected price volatility..................................       55.2%
Risk-free interest rate....................................       3.18%
Expected life of options (in years)........................        5.0
Weighted-average fair value of options granted.............    $  7.96

      Based upon the IPO price of $12.00 per share, the value of these awards that the Company will recognize as compensation expense is approximately $13.0 million, of which $6.0 million was recognized in the three months ended March 31, 2004.

      Also in conjunction with the IPO, the Company granted 294,175 shares of restricted stock to certain employees and non-employee directors of the Company with a weighted average vesting period of 2.39 years. The awards of restricted stock were valued at $14.39 per share and were recorded as unearned compensation. The value of these awards will be amortized as compensation expense over the vesting period of the stock awards. During the first quarter of 2004, 3,573 shares of restricted stock were forfeited and are available for re-issuance under the Plan. Unearned compensation relating to the Company's restricted stock awards of $3.9 million at March 31, 2004 is shown as a reduction of stockholders' equity. Compensation expense recognized for the three months ended March 31, 2004 related to stock awards totaled $0.3 million.

      Transocean Stock Options -- Certain of the Company's employees hold options to acquire Transocean ordinary shares, which were granted prior to the IPO under the Transocean Incentive Plan. The employees holding these options were treated as terminated for the convenience of Transocean on the IPO date. As a result, the 242,157 options outstanding on February 10, 2004 became fully vested and were modified to remain exercisable over the original contractual life. In connection with the modification of these options, the Company recognized $1.5 million of additional compensation expense in the three months ended March 31, 2004. No further compensation expense will be recorded in the future related to the Transocean options.

NOTE 13 -- DISCONTINUED OPERATIONS

        There were no revenues related to discontinued operations for the three months ended March 31, 2004. Operating revenues related to discontinued operations were $37.1 million for the three months ended March 31, 2003.

        At March 31, 2004, liabilities related to discontinued operations consisted primarily of accounts payable and other current liabilities of $0.4 million. At December 31, 2003, net liabilities related to discontinued operations of $0.4 million consisted of other current receivables of $0.1 million and accounts payable and other current liabilities of $0.5 million.

        During the first quarter of 2003, the Company transferred to Transocean certain of the Transocean Assets, including distributions in-kind of certain accounts receivable balances from related parties, a 12.5 percent undivided interest in an aircraft, the stock of two subsidiaries of the Company, R&B Falcon (A) Pty. Ltd. and Cliffs Drilling de Brasil Servicos de Petroleo S/C Ltda., and other miscellaneous Transocean Assets with aggregate net book value of $247.9 million. These transactions were recorded as decreases to additional paid-in capital. In March 2003, the Company also assigned the drilling contract for the Deepwater Frontier to Transocean for no consideration.

      In addition, certain assets were sold to Transocean during the first quarter of 2003. In March 2003, the Company sold the stock of Arcade Drilling AS for net proceeds of $264.1 million and recorded a net pre-tax loss of $11.0 million, which is included in the results of discontinued operations. The sale transaction was at fair value determined based on an independent third party appraisal. In consideration for the sale of the subsidiary, Transocean cancelled $233.3 million principal amount of the Company's 6.95% notes due April 2008. The market value attributable to the notes, 113.21 percent of the principal amount, was based on an independent third party appraisal. The Company recorded a net pre-tax loss of approximately $30.0 million in 2003 related to the retirement of these notes. (See Note 5.)

      The remainder of the Transocean Assets were sold or distributed to Transocean in the second quarter of 2003 in separate transactions.

NOTE 14 -- SEGMENTS, GEOGRAPHICAL ANALYSIS AND MAJOR CUSTOMERS

      The Company's drilling assets consist of jackup and submersible drilling rigs, inland drilling barges and a platform rig located in the U.S. Gulf of Mexico and Trinidad, two jackup drilling rigs in Mexico, as well as land and lake barge drilling units located in Venezuela. The Company provides contract oil and gas drilling services and reports the results of those operations in three of the Company's business segments which correspond to the principal geographic regions in which the Company operates: U.S. Gulf of Mexico, U.S. Inland Barge Segment and Other International Segment. The Company also has a partial interest in a joint venture that operates a fleet of U.S. marine support vessels, which is reported in the Delta Towing Segment. The accounting policies of the reportable segments are the same as those described in Note 2.

      Revenue, depreciation, operating income (loss) and identifiable assets by reportable business segment was as follows (in millions):

                                    U.S. GULF OF   U.S. INLAND       OTHER       DELTA
                                       MEXICO         BARGE      INTERNATIONAL   TOWING    CORPORATE
                                      SEGMENT        SEGMENT        SEGMENT      SEGMENT   & OTHER(a)   TOTAL
                                    ------------   -----------   -------------   -------   ----------   -----
THREE MONTHS ENDED MARCH 31, 2004
     Revenues ...................       $26.2         $22.1          $18.7        $ 6.8      $  --      $73.8
     Depreciation ...............        12.4           5.6            4.9          1.3         --       24.2
     Operating income (loss) ....        (8.7)         (4.6)          (2.2)         0.1      (11.6)     (27.0)

THREE MONTHS ENDED MARCH 31, 2003
     Revenues ...................       $19.1         $25.0          $ 9.2        $  --      $  --      $53.3
     Depreciation ...............        14.3           5.9            3.0           --         --       23.2
     Operating loss .............       (20.8)         (2.9)          (1.1)          --       (4.6)     (29.4)

----------

(a) Represents general and administrative expenses which were not allocated to a reportable segment.

      Total assets by segment were as follows (in millions):

                                   MARCH 31,   DECEMBER 31,
                                     2004          2003
                                   ---------   ------------
U.S.  Gulf of Mexico Segment..     $   331.4   $      334.6
U.S.  Inland Barge Segment ...         167.2          170.4
Other International Segment...         163.2          171.3
Delta Towing Segment .........          56.9           63.5
Corporate and Other ..........          57.3           38.4
                                   ---------   ------------
      Total Assets ...........     $   776.0   $      778.2
                                   =========   ============

      The Company provides contract oil and gas drilling services with different types of drilling equipment in several countries, as well as other marine support services in the U.S. coastal and inland water regions through the Company's interest in Delta Towing. Geographic information about the Company's operations was as follows (in millions):

                             THREE MONTHS ENDED
                                  MARCH 31,
                             -------------------
                               2004       2003
                             --------   --------
OPERATING REVENUES
United States ............   $   55.1   $   44.1
Other countries ..........       18.7        9.2
                             --------   --------
  Total operating revenues   $   73.8   $   53.3
                             ========   ========

                        MARCH 31,   DECEMBER 31,
                          2004          2003
                        ---------   ------------
LONG-LIVED ASSETS
United States .......   $   523.5   $      542.5
Other countries .....       136.7          150.1

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion should be read in conjunction with our condensed consolidated financial statements and the related notes included in Item 1 of this report. Except for the historical financial information contained herein, the matters discussed below may be considered "forward-looking" statements. Please see " -- Cautionary Statement About Forward-Looking Statements," for a discussion of the uncertainties, risks and assumptions associated with these statements.

OVERVIEW OF OUR BUSINESS

      We are a leading provider of contract oil and natural gas drilling services, primarily in the United States ("U.S. Gulf of Mexico") shallow water and inland marine region, an area that we refer to as the U.S. Gulf Coast. We provide these services primarily to independent oil and natural gas companies, but we also service major international and government-controlled oil and natural gas companies. Our customers in the U.S. Gulf Coast typically focus on drilling for natural gas.

      We provide contract oil and gas drilling and other support services and report the results of those operations in four business segments which, for our contract drilling services, correspond to the principal geographic regions in which we operate:

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

      - Delta Towing Segment -- The Company has a partial interest in a joint venture that operates a fleet of U.S. marine support vessels consisting primarily of shallow water tugs, crewboats and utility barges ("Delta Towing").

      Our operating revenues for our drilling segments are based on dayrates received for our drilling services and the number of operating days during the relevant periods. The level of our operating revenues depends on dayrates, which in turn are primarily a function of industry supply and demand for drilling units in the market segments in which we operate. Supply and demand for drilling units in the U.S. Gulf Coast, which is our primary operating region, has historically been volatile. During periods of high demand, our rigs typically achieve higher utilization and dayrates than during periods of low demand.

      Our operating and maintenance costs for our drilling segments represent all direct and indirect costs associated with the operation and maintenance of our drilling rigs. The principal elements of these costs are direct and indirect labor and benefits, freight costs, repair and maintenance, insurance, general taxes and licenses, boat and helicopter rentals, communications, tool rentals and services. Labor, repair and maintenance and insurance costs represent the most significant components of our operating and maintenance costs.

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

      We believe that the drilling industry is emerging from a cyclical low point and that there are several trends that should benefit our operations, including:

      - Increasing Natural Gas Prices. While U.S. natural gas prices are volatile, the rolling twelve-month average price of natural gas has generally trended upward from January 1994 to March 2004. We believe the sustained higher natural gas pricing in the United States should result in more exploration and development drilling activity and higher utilization and dayrates for drilling companies like us.

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

      Market conditions for our U.S. Gulf Coast jackup fleet improved during 2003 as a result of declining rig supply in the region. As of May 3, 2004, our nine jackup rigs working in the U.S. Gulf Coast were contracted at dayrates ranging from $25,000 to $30,000. We anticipate that the declining jackup rig supply in the U.S. Gulf Coast will continue to result in increased utilization and ultimately higher dayrates. We have experienced reduced utilization and dayrates in our U.S. Gulf Coast barge market since early 2003 as a result of reduced demand for these rigs. Although we have seen a slight improvement in this market beginning in the fourth quarter of 2003, utilization of our inland barge fleet has not risen to previous levels. With respect to our Venezuelan operations, we experienced some increase in utilization during the first half of 2003, but political unrest and exchange controls continue to negatively impact our results of operations there. As a result, we have experienced some decrease in utilization in Venezuela during the second half of 2003 and the first quarter of 2004.

      The following table shows our average rig revenue per day and utilization for the quarterly periods ending on or prior to March 31, 2004 with respect to each of our three drilling segments. Average revenue per day is defined as operating revenue earned per revenue earning day in the period. Utilization in the table below is defined as the total actual number of revenue earning days in the period as a percentage of the total number of calendar days in the period for all drilling rigs in our fleet, as adjusted to include calendar days available for rigs that were held for sale during the periods ended on or prior to December 31, 2002.

                                               THREE MONTHS ENDED
                         ---------------------------------------------------------------
                         MARCH 31,    JUNE 30,   SEPTEMBER 30,   DECEMBER 31,  MARCH 31,
                            2002        2002          2002           2002         2003
                         ---------   ---------   -------------   ------------  ---------
AVERAGE
   REVENUE PER DAY:
   U.S. Gulf Coast
     Jackups and
     Submersibles .....  $  21,900   $  19,900     $  22,400       $  21,000   $  22,600
   Inland Barges ......     19,200      20,200        20,700          19,600      19,100
   Mexico,
     Trinidad and
     Venezuela
     Rigs .............     21,000      24,100        23,500          19,400      19,700
UTILIZATION:
   U.S. Gulf Coast
     Jackups and
     Submersibles .....         21%         29%           32%             34%         31%
     Inland Barges ....         41%         24%           47%             44%         47%
   Mexico,
     Trinidad and
     Venezuela
     Rigs .............         39%         27%           23%             27%         35%

                                         THREE MONTHS ENDED
                         ---------------------------------------------------
                          JUNE 30,   SEPTEMBER 30,   DECEMBER 31,  MARCH 31,
                            2003          2003           2003         2004
                         ---------   -------------   ------------  ---------
AVERAGE
   REVENUE PER DAY:
   U.S. Gulf Coast
     Jackups and
     Submersibles .....  $  20,200     $  22,900      $  26,700    $  30,600
   Inland Barges ......     17,600        18,300         18,700       20,300
   Mexico,
     Trinidad and
     Venezuela
     Rigs .............     19,100        21,000         25,600       40,000
UTILIZATION:
   U.S. Gulf Coast
     Jackups and
     Submersibles .....         44%           54%            50%          43%
     Inland Barges ....         39%           38%            40%          40%
   Mexico,
     Trinidad and
     Venezuela
     Rigs .............         44%           38%            28%          29%

      In the third quarter of 2003, we were awarded contracts with PEMEX, the Mexican national oil company, for two of our jackup rigs and a platform rig. After upgrades to comply with contract specifications, one rig began operating on a 720-day contract in early November 2003 at a contract dayrate of approximately $42,000. The other jackup rig began operating in early December 2003 on a 1,081-day contract at a contract dayrate of approximately $39,000. The cost to prepare the two jackup rigs to work in Mexico, including mobilization costs, which are deferred and will be recognized over the primary contract term, was approximately $22 million in the aggregate. The platform rig contract is 1,289 days in duration and is anticipated to begin operations in August 2004 at a contract dayrate of approximately $29,000. We are upgrading the platform rig to comply with PEMEX contract specifications and anticipate the upgrade cost will be approximately $8 million to $9 million. Each of the contracts can be terminated by PEMEX on five days' notice, subject to certain conditions.

      Another of our jackup rigs began operating in Venezuela in mid-December 2003 under a 120-day contract with ConocoPhillips at a contract dayrate of $48,000. We currently anticipate that this rig will complete operations in Venezuela during June 2004 and return to the U.S. Gulf of Mexico. The cost of the upgrades to the rig to comply with contract specifications and the cost of mobilization to Venezuela was approximately $5 million in the aggregate.

      In January 2003, we renewed our principal insurance coverages for property damage, liability, and occupational injury and illness. Premiums for such coverages would have increased substantially were it not for us taking significantly higher deductibles. The increased premiums were a result of increased rates demanded by the insurance markets for most insurance coverages as a result of losses the insurance industry has sustained in the past several years and perceived increased risks following the terrorist attacks on September 11, 2001. In addition, such increased deductibles have become common within the industry. The renewal of these coverages was for the period January 1, 2003 through March 1, 2004.

      We renewed these insurance coverages as of March 1, 2004 for a 14 month period ending May 1, 2005. Although premiums for these coverages were somewhat lower, we again chose to increase deductibles to reduce premiums further. If our occupational claim experience in 2004 is comparable to 2003, we would not expect a significant increase in our insurance and claims related expense. Because of the increase in our deductible exposure for 2004, an increase in our loss experience would result in higher insurance and claims related expense for the period.

IPO AND SEPARATION FROM TRANSOCEAN

      We were incorporated in Delaware on July 7, 1997 as R&B Falcon Corporation. On January 31, 2001, we became an indirect wholly owned subsidiary of Transocean Inc. ("Transocean") as a result of the merger transaction between us and Transocean (the "Transocean Merger"). On December 13, 2002, we changed our name from R & B Falcon Corporation to TODCO.

      In July 2002, Transocean announced plans to divest its Gulf of Mexico shallow and inland water ("Shallow Water") business through an initial public offering of TODCO. During 2003, we completed the transfer to Transocean of all assets not related to our Shallow Water business ("Transocean Assets"), including the transfer of all revenue-producing Transocean Assets. Accordingly, the Transocean Assets and related operations have been reflected as discontinued operations in our historical financial statements. See "Related Party Transactions -- Asset Transfers to Transocean" and "Relationship between Us and Transocean -- Master Separation Agreement -- TODCO Business" and " -- Transfer of Assets and Assignment of Liabilities" for a description of the separation of our respective businesses.

      In February 2004, we completed the initial public offering of 13,800,000 shares of our Class A common stock (the "IPO") as part of our separation from Transocean. We did not receive any proceeds from the initial sale of our Class A common stock.

      Transocean currently owns 100% of our outstanding Class B common stock giving it 94% of the combined voting power of our outstanding common stock due to the five votes per share of Class B common stock, as compared to the one vote per share of Class A common stock. Transocean does not own any of our outstanding Class A common stock. Transocean has advised us that its current long term intent is to dispose of our Class B common stock owned by it.

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

      General and administrative expense includes costs related to our corporate executives, corporate accounting and reporting, engineering, health, safety and environment, information technology, marketing, operations management, legal, tax, treasury, risk management and human resource functions. Prior to June 30, 2003 and the transfer of the Transocean Assets to Transocean, general and administrative expense also included an allocation from Transocean for certain administrative support. After June 30, 2003, general and administrative expense includes costs for services provided to us under our transition services agreement with Transocean. In 2004, we expect to incur approximately $3 million of additional general and administrative expense annually as a result of additional costs associated with being a separate public company. In addition, we expect to incur additional general and administrative expense associated with the vesting of stock options and restricted stock granted in conjunction with the IPO.

      In conjunction with the closing of the IPO, we granted restricted stock and stock options to certain employees and non-employee directors. Based upon the IPO price of $12.00 per share, the value of these awards that we will recognize as compensation expense is approximately $17.2 million. We recognized $6.3 million of compensation expense related to these awards and grants in the first quarter of 2004. We will amortize to compensation expense the remaining $10.9 million over the vesting period of the awards and options with $4.4 million recognized during the second quarter through the fourth quarter of 2004, $4.8 million in 2005 and $1.7 million in 2006 and thereafter. In addition, certain of our employees held options to acquire Transocean ordinary shares that were granted prior to the IPO. In accordance with the employee matters agreement, the employees holding such options were treated as terminated for the convenience of Transocean on the IPO date. As a result, these options became fully vested and were modified to remain exercisable over the original contractual life. In connection with the modification of the options, we recognized $1.5 million in additional compensation expense in the first quarter of 2004.

      Interest income consists of interest earned on our cash balances and, for periods before December 31, 2003, on notes receivable from Delta Towing. Because of the adoption of the Financial Accounting Standards Board's ("FASB") Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51 ("FIN 46") (see " -- Relationships with Variable Interest Entities"), and the resulting consolidation of Delta Towing in our consolidated balance sheet effective December 31, 2003, in the future we expect interest income to consist of interest earned on our cash balances. For periods before the IPO, interest expense consisted of financing cost amortization and interest associated with our senior notes, other debt and other related party debt as described in the notes to our condensed consolidated financial statements. We expect our debt levels and, correspondingly, our interest expense to be substantially lower in 2004 than historical debt levels and interest expense reflected in our historical operating results as a result of the retirement of notes payable to Transocean prior to the IPO. After the closing of the IPO, interest expense primarily includes interest on the approximately $24 million face value of our senior notes payable to third parties and any borrowings under our credit facility, commitment fees on the unused portion of our line of credit and the amortization of financing costs.

      In conjunction with the IPO, we entered into a tax sharing agreement with Transocean, whereby, Transocean will indemnify TODCO against substantially all pre-IPO income tax liabilities. However, we must pay Transocean for substantially all pre-closing income tax benefits utilized subsequent to the closing of the IPO. As of March 31, 2004, we had approximately $485 million of estimated pre-closing income tax benefits subject to this obligation to reimburse Transocean of which approximately $173 million of the tax benefits were reflected in our historical financial statements at December 31, 2003. The additional estimated tax benefits resulted from the closing of the IPO, specified ownership changes, statutory allocations of tax benefits among Transocean's consolidated group members and other events. Depending upon certain tax planning strategies executed by Transocean during 2004 and actual Transocean taxable income for the current year, this pre-closing tax benefit amount could change.

      As a result of the IPO and the recording of the tax sharing agreement, we recognized a payable to Transocean within deferred income taxes of approximately $174 million, representing the amount of the pre-closing income tax benefits recorded by us and a reduction in additional paid-in capital.

      Additionally, the tax sharing agreement provides that if any person other than Transocean or its subsidiaries becomes the beneficial owner of greater than 50% of the total voting power of TODCO's outstanding voting stock, we will be deemed to have utilized all of these pre-closing tax benefits, and we will be required to pay Transocean an amount for the deemed utilization of these tax benefits adjusted by a specified discount factor. If an acquisition of beneficial ownership had occurred on March 31, 2004, the estimated amount that we would have been required to pay to Transocean would have been approximately $390 million. See " -- Relationship Between Us and Transocean -- Tax Sharing Agreement".

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

      Property and Equipment. Our property and equipment represent approximately 82% of our total assets as of March 31, 2004. We determine the carrying value of these assets based on our property and equipment accounting policies, which incorporate our estimates, assumptions and judgments relative to capitalized costs, useful lives and salvage values of our rigs. We review our property and equipment for impairment when events or changes in circumstances indicate that the carrying value of these assets or asset groups may be impaired or when reclassifications are made between property and equipment and assets held for sale as prescribed by the FASB's Statement of Financial Accounting Standards ("SFAS") 144, Accounting for Impairment or Disposal of Long-Lived Assets. Asset impairment evaluations are based on estimated undiscounted cash flows for the assets being evaluated. Our estimates, assumptions and judgments used in the application of our property and equipment accounting policies reflect both historical experience and expectations regarding future industry conditions and operations. Using different estimates, assumptions and judgments, especially those involving the useful lives of our rigs and expectations regarding future industry conditions and operations, would result in different carrying values of assets and results of operations. For example, a prolonged downturn in the drilling industry in which utilization and dayrates were significantly reduced could result in an impairment of the carrying value of our drilling rigs.

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

RESULTS OF CONTINUING OPERATIONS

      The following table sets forth our operating days, average rig utilization rates, average rig revenue per day, revenues and operating expenses by operating segment for the periods indicated:

                                                    FOR THE THREE MONTHS ENDED
                                                            MARCH 31,
                                                ---------------------------------
                                                     2004              2003
                                                --------------    ---------------
                                                (IN MILLIONS EXCEPT PER DAY DATA)
U.S. GULF OF MEXICO SEGMENT:
   Operating days ..........................             857               843
   Available days(a) .......................           2,002             2,700
   Utilization(b) ..........................              43%               31%
   Average revenue per day(c) ..............      $   30,600        $   22,600
   Operating revenues ......................      $     26.2        $     19.1
   Operating and maintenance expenses(d)....            24.0              25.6
   Depreciation ............................            12.4              14.3
   Gain on disposal of assets, net .........            (1.5)               --
   Operating loss ..........................            (8.7)            (20.8)
U.S. INLAND BARGE SEGMENT:
   Operating days ..........................           1,090             1,312
   Available days(a) .......................           2,730             2,790
   Utilization(b) ..........................              40%               47%
   Average revenue per day(c) ..............      $   20,300        $   19,100
   Operating revenues ......................      $     22.1        $     25.0
   Operating and maintenance expenses(d)....            21.3              22.0
   Depreciation ............................             5.6               5.9
   Gain on disposal of assets, net .........            (0.2)               --
   Operating loss ..........................            (4.6)             (2.9)
OTHER INTERNATIONAL SEGMENT:
   Operating days ..........................             467               467
   Available days(a) .......................           1,638             1,350
   Utilization(b) ..........................              29%               35%
   Average revenue per day(c) ..............      $   40,000        $   19,700
   Operating revenues ......................      $     18.7        $      9.2
   Operating and maintenance expenses(d)....            16.0               7.3
   Depreciation ............................             4.9               3.0
   Operating loss ..........................            (2.2)             (1.1)
DELTA TOWING SEGMENT:
   Operating revenues ......................      $      6.8        $       --
   Operating and maintenance expenses(d)....             5.6                --
   Depreciation ............................             1.3                --
   General and administrative expenses .....             0.8                --
   Gain on disposal of assets ..............            (1.0)               --
   Operating income ........................             0.1                --
TOTAL COMPANY:
   Rig operating days ......................           2,414             2,622
   Rig available days(a) ...................           6,370             6,840
   Rig utilization(b) ......................              38%               38%
   Average rig revenue per day(c) ..........      $   27,800        $   20,800
   Operating revenues ......................      $     73.8        $     53.3
   Operating and maintenance expenses(d)....            66.9              54.9
   Depreciation ............................            24.2              23.2
   General and administrative expenses .....            12.4               4.6
   Gain on disposal of assets, net .........            (2.7)               --
   Operating loss ..........................           (27.0)            (29.4)

----------

(a) Available days are the total number of calendar days in the period for all drilling rigs in our fleet.

(b) Utilization is the total number of revenue earning days in the period as a percentage of the total number of calendar days in the period for all drilling rigs in our fleet.

(c) Average rig revenue per day is defined as operating revenue earned per revenue earning day in the period for all drilling rigs and for "Total Company" excludes revenues related to our Delta Towing segment.

(d) Excludes depreciation, amortization and general and administrative expenses.

THREE MONTHS ENDED MARCH 31, 2004 AND 2003

      Our consolidated results of operations for the first three months of 2004 reflect the consolidation of our 25% ownership interest in Delta Towing effective January 1, 2004 in accordance with FIN 46. Accordingly, our results for 2004 include revenues and expenses for Delta Towing. Prior to the adoption of FIN 46, we recorded our 25% interest in the results of Delta Towing as equity in income (loss) of joint ventures in our consolidated statements of operations and also recognized interest income -- related party related to Delta Towing's notes payable to us. See " -- Relationships with Variable Interest Entities" for a discussion of the effects of FIN 46 on our investment in Delta Towing.

      Revenues. Total revenues increased $20.5 million or 38% during the first quarter of 2004 as compared to the comparable period in 2003. Overall average rig revenue per day increased from $20,800 in the first quarter of 2003 to $27,800 in 2004. However average rig utilization for our overall drilling rig fleet remained constant at 38% due to a decrease in total available rig operating days in the 2004 period as a result of the removal of five jackup rigs from our actively marketed fleet in the second quarter of 2003. The increase in average rig revenue per day and rig utilization reflects improving market conditions in the U.S. Gulf of Mexico, as well as the addition of two of our jackup rigs which began operating offshore Mexico in late 2003 and a jackup rig that is currently working offshore Venezuela.

      Revenues for our U.S. Gulf of Mexico segment increased $7.1 million or 37% in the first quarter of 2004, as compared to the first quarter of 2003. In 2004, we were able to achieve higher average rig revenue per day for our jackup and submersible drilling fleet, as compared to the first quarter of 2003, which resulted in an additional $6.8 million of operating revenues. The increase in average rig revenue per day is the result of our success in obtaining new or renegotiating existing contracts with our customers at higher day rates in response to market demand and increased operating costs. Results for the first quarter of 2004 also reflect higher utilization for our current rig fleet in this market segment, after giving effect to the transfers of the jackup drilling units THE 156, THE 205 and THE 206 to our Other International segment in the fourth quarter of 2003. This increase in utilization resulted in $4.9 million of additional rig revenues in the first quarter of 2004, as compared to the comparable period in 2003. The drilling units transferred to our Other International segment generated revenues of $4.6 million in the first quarter of 2003.

      Revenues for our U.S. Inland Barge segment decreased $2.9 million in the first quarter of 2004, as compared to the same period in 2003, primarily due to lower average utilization for our inland barge drilling fleet. The 17% decrease in rig operating days in 2004, as compared to the first quarter of 2003 reflects the continued softening in this market segment throughout 2003, which resulted in a $4.2 million decrease in rig revenues. Although there has been a slight improvement in this market segment, utilization of our inland barge fleet has not yet risen to the levels witnessed in early 2003. The decrease in rig revenues was partly offset by a slight increase in average rig revenue per day, which resulted in a $1.3 million increase in rig revenues in 2004, as compared to the comparable period in 2003.

      The $9.5 million increase in revenues in the first quarter of 2004, as compared to the first quarter of 2003, for our Other International segment includes $13.9 million of revenues related to our two jackup rigs (THE 205 and THE 206) which began working offshore Mexico in late 2003 under long-term contracts and the operation of our THE 156 which began operating under a 120-day contract with ConocoPhillips in late December 2003. The favorable contribution to revenues by these rigs in 2004 was offset by lower utilization for our land rigs in Venezuela ($2.2 million) and a platform rig in Trinidad ($2.2 million) that completed their contracts after the first quarter of 2003.

      Our revenues for the first quarter of 2004 included $6.8 million related to the operation of Delta Towing's fleet of U.S. marine support vessels.

      Operating and Maintenance Expenses. Operating and maintenance expenses increased $12.0 million or 22% in the first quarter of 2004, as compared to the same period in 2003. First quarter 2004 operating expenses increased approximately $6.7 million related to our three jackup drilling rigs which began working in International locations in late 2003, as compared to operating domestically in the first quarter of 2003 for only a portion of the period. Our operating costs for 2004 also included $5.6 million related to Delta Towing and reflected a $4.9 million increase in overall operating costs over the prior year period. These higher operating costs were primarily due to higher maintenance and health benefit costs during the first quarter of 2004, as compared to the same period in 2003. Our first quarter 2003 operating and maintenance expenses included $1.5 million related to the operation of our platform rig in Trinidad and $1.2 million related to two of our land rigs in Venezuela that were not working in the first quarter of 2004 and a $2.5 million insurance provision for damages sustained to the mat finger on THE 207.

      General and Administrative Expense. The $7.8 million increase in general and administrative expense for the first quarter of 2004, as compared to the first quarter of 2003, was primarily related to $6.3 million in stock compensation expense associated with the grant of stock options and restricted stock awards to our employees and non-employee directors in connection with our IPO in February 2004. In addition, we recognized $1.5 million in stock compensation expense related to the modification of Transocean stock options held by some of our employees. We did not recognize any stock compensation expense in 2003. Delta Towing general and administrative expense was $0.8 million in 2004, which was offset by lower administrative charges ($0.8 million) under our transition services agreement with Transocean which became effective in the third quarter of 2003. See " -- Related Party Transactions -- Allocation of Administrative Costs").

      Gain on Disposal of Assets, Net. During the first three months of 2004, we realized net gains on disposal of assets of $2.7 million primarily related to the settlement of an October 2000 insurance claim for one of our jackup rigs ($1.5 million) and the sale of a support vessel by Delta Towing ($1.0 million). Net gains (losses) on disposal of assets were not significant in the first three months of 2003.

      Interest Expense. The $11.8 million decrease in third party interest expense and interest expense-related party in the first three months of 2004, as compared to the same period in 2003, is attributable to lower debt balances owed to third parties and Transocean. In 2003, we repaid $15.2 million of third party debt and, in conjunction with the transfer of the Transocean Assets, we retired $529.7 million in related party debt payable to Transocean during 2003. Additionally, prior to the closing of our IPO, we completed a debt-for-equity exchange of all our remaining outstanding related party debt payable to Transocean.

      Loss on Retirement of Debt. In conjunction with the retirement of debt held by Transocean in the first quarter of 2003, we recorded a $30.0 million loss on retirement of related party debt. During 2004, we wrote off the remaining balance of unamortized fees of approximately $1.9 million associated with the exchange of Transocean debt for our outstanding senior notes in March 2002 due to the retirement of the debt in conjunction with the IPO (see " -- Related Party Transactions -- Long-Term Debt -- Transocean").

      Income Tax Benefit. The income tax benefit of $10.2 million for the first quarter of 2004 reflects an estimated annual effective tax rate ("ETR") of 31.4%, as compared to $18.2 million for the first quarter of 2003 based on an ETR of 24.2% as the result of not providing a valuation allowance on net operating losses generated in the first quarter of 2004.

DISCONTINUED OPERATIONS

      In July 2002, Transocean announced plans to divest its Shallow Water business through an initial public offering of TODCO. During 2003, we completed the transfer to Transocean of the Transocean Assets, including all revenue-producing Transocean Assets. Accordingly, the Transocean Assets and related operations have been reflected as discontinued operations in our historical financial statements. See Note 13 to our condensed consolidated financial statements, for a discussion of discontinued operations. See "Related Party Transactions -- Asset Transfers to Transocean" for a description of the separation of our respective businesses.

FINANCIAL CONDITION

      At March 31, 2004 and December 31, 2003, we had total assets of $776.0 million and $778.2 million, respectively. The $2.2 million decrease in assets during the first three months of 2004, is primarily attributable to normal depreciation of $24.2 million, $4.2 million in net amortization of deferred preparation and mobilization costs and the write-off of $1.9 million in unamortized consent fees associated with the Transocean senior note exchange. These decreases in assets were partly offset by $16.1 million in deferred income tax assets recognized in the first quarter of 2004, a $9.1 million increase in amounts receivable from Transocean in recognition of the post-IPO business and tax indemnities and a $3.2 million increase in prepaid insurance due to policy renewals.

LIQUIDITY AND CAPITAL RESOURCES

SOURCES AND USE OF CASH

      The following discussion relates to our historical sources and uses of cash, which includes components from both continuing operations and discontinued operations during 2003.

      Three Months Ended March 31, 2004 Compared to Three Months Ended March 31, 2003. Net cash used in operating activities was $3.6 million for the three months ended March 31, 2004 compared to net cash provided by operating activities of $49.9 million for the same period in 2003. The $53.5 million decrease in net cash provided by operating activities is primarily attributable to lower adjustments to reconcile net loss as reported to net cash used in operating activities and less cash provided by changes in operating assets and liabilities, partly offset by a lower reported net loss in the first three months of 2004 as compared to the same period of 2003. We reported a $65.6 million lower net loss in the first quarter of 2004, as compared to the first quarter of 2003, primarily due to the absence of net losses attributable to the Transocean Assets ($31.0 million) which were transferred to Transocean during 2003, lower net interest expense ($10.0 million) and lower other non-cash charges in the first quarter of 2004. Non-cash adjustments decreased $72.2 million for the three months ended March 31, 2004, as compared to the first three months of 2003, primarily related to depreciation, deferred income taxes,
(gain) loss on disposal of assets and loss on retirement of debt. Non-cash adjustments for the first quarter of 2004 also included a $7.8 million favorable adjustment related to stock-based compensation expense associated with our post-IPO stock option grants and restricted stock awards, as well as the modification of the Transocean stock options held by TODCO employees. Cash used by changes in operating assets and liabilities, net of effect of distributions to affiliates, was $0.5 million for the first three months of 2004 as compared to $46.4 million in cash provided by changes in operating assets and liabilities for the same period in 2003. The $46.9 million decrease in cash provided by changes in operating assets and liabilities is the result of the transfer of the Transocean Assets to Transocean and the related settlement of outstanding balances with Transocean.

      Net cash provided by investing activities amounted to $4.0 million for the first three months of 2004 compared to a usage of $2.8 million for the same period in 2003. The $6.8 million increase in net cash provided by investing activities relates primarily to the sale of a marine support vessel and other equipment in the first quarter of 2004.

      Net cash provided by financing activities amounted to $0.7 million for the first three months of 2004, as compared to a usage of $138.5 million for the same period in 2003. Financing activities for the 2004 period included the execution of an additional two-year capital lease for drilling equipment, net of payments on existing capital lease obligations. Cash used in financing activities in the first quarter of 2003 included $95.3 million in cash balances transferred to Transocean in connection with the sale and distribution of subsidiaries to Transocean, the net repayment of long-term advances from Transocean of $34.3 million and $10.1 million in repayments of other debt. See " -- Related Party Transactions".

SOURCES OF LIQUIDITY AND CAPITAL EXPENDITURES

      Asset sales and our existing cash balances were our primary sources of liquidity for the three months ended March 31, 2004. Our primary sources of liquidity for the three months ended March 31, 2003 were our cash flows from operations. For the three months ended March 31, 2004, our primary uses of cash were operating costs and capital expenditures of $3.0 million related to upgrades and replacements of equipment. Primary uses of cash for the first quarter of 2003 were debt repayments, including amounts due to Transocean, the transfer of cash balances in conjunction with the sale or distribution of Transocean Assets to Transocean and capital expenditures of $3.0 million for upgrades and replacements of equipment. At March 31, 2004, we had $21.1 million in cash and cash equivalents.

      We anticipate that we will rely primarily on internally generated cash flows to maintain liquidity. From time to time, we may also make use of our revolving line of credit for cash liquidity. In December 2003, we entered into a two-year $75 million floating-rate secured revolving credit facility that will decline to $60 million in December 2004.

      The facility is secured by most of our drilling rigs, our receivables, and the stock of most of our U.S. subsidiaries and is guaranteed by some of our subsidiaries. Borrowings under the facility bear interest at our option at either (1) the higher of (A) the prime rate and (B) the federal funds rate plus 0.5%, plus a margin in either case of 2.50% or (2) the Eurodollar rate plus a margin of 3.50%. Commitment fees on the unused portion of the facility are 1.50% of the average daily balance and are payable quarterly. Borrowings and letters of credit issued under the facility are limited by a borrowing base equal to the lesser of (A) 20% of the orderly liquidated value of the drilling rigs securing the facility, as determined from time to time by a third party selected by the agent under the facility, and (B) the sum of 10% of the orderly liquidated value of the drilling rigs securing the facility plus 80% of the U.S. accounts receivable outstanding less than 90 days, net of any provision for bad debt associated with such U.S. accounts receivable.

      Financial covenants include maintenance of certain financial and other ratios, including working capital, liquidity, and debt-to-total capitalization ratios, and a minimum tangible net worth.

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

      We expect capital expenditures to be approximately $8 million in 2004, primarily for rig refurbishments and the purchase of capital equipment. The timing and amounts we actually spend in connection with our plans to upgrade and refurbish other selected rigs, including rigs requiring substantial refurbishment, is subject to our discretion and will depend on our view of market conditions and our cash flows. We would expect capital expenditures to increase as market conditions improve. Our ability to fund capital expenditures would be adversely affected if conditions deteriorate in our business, we experience poor results in our operations or we fail to meet covenants under the revolving credit facility described in the previous paragraph.

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

      As of March 31, 2004, our scheduled debt maturities and other contractual obligations are presented in the table below with debt obligations presented at face value:

                                                 FOR THE TWELVE MONTH PERIODS ENDING MARCH  31,
                                                 ----------------------------------------------
                                                              2006         2008
                                                               TO           TO
                                     TOTAL        2005        2007         2009       THEREAFTER
                                     ------      ------      ------       ------      ----------
                                                           (IN MILLIONS)
CONTRACTUAL OBLIGATIONS
   Debt ...........................  $ 23.6      $   --      $  7.7       $ 12.4      $      3.5
   Debt -- Related Party ..........     3.0         3.0          --           --              --
   Capital Leases .................     2.6         1.7         0.9           --              --
   Operating Leases ...............     4.9         1.6         1.8          0.9             0.6
                                     ------      ------      ------       ------      ----------
      Total Contractual Obligations  $ 34.1      $  6.3      $ 10.4       $ 13.3      $      4.1
                                     ======      ======      ======       ======      ==========

      At March 31, 2004, we had other commitments that we are contractually obligated to fulfill with cash should the obligations be called. These obligations represent surety bonds that guarantee our performance as it relates to our drilling contracts, insurance, tax and other obligations in various jurisdictions. These obligations could be called at any time prior to their expiration dates. The obligations that are the subject of these surety bonds are geographically concentrated in the United States and Mexico.

                                                 FOR THE TWELVE MONTH PERIODS ENDING MARCH  31,
                                                 ----------------------------------------------
                                                              2006        2008
                                                               TO          TO
                                     TOTAL        2005        2007        2009       THEREAFTER
                                     ------      ------      ------      ------      ----------
                                                           (IN MILLIONS)
OTHER COMMERCIAL COMMITMENTS
      Surety Bonds...............    $ 13.4      $  1.5      $  3.3      $  4.5      $      4.1

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

      Gains and losses on foreign exchange derivative instruments that qualify as accounting hedges are deferred as accumulated other comprehensive income and recognized when the underlying foreign exchange exposure is realized. Gains and losses on foreign exchange derivative instruments that do not qualify as hedges for accounting purposes are recognized currently based on the change in market value of the derivative instruments. At March 31, 2004, we did not have any outstanding foreign exchange derivative instruments.

      From time to time, we may use interest rate swaps to manage the effect of interest rate changes on future income. Interest rate swaps would be designated as a hedge of underlying future interest payments and would not be used for speculative purposes. The interest rate differential to be received or paid under the swaps is recognized over the lives of the swaps as an adjustment to interest expense. If an interest rate swap is terminated, the gain or loss is amortized over the life of the underlying debt. At March 31, 2004, we did not have any outstanding interest rate swaps.

RELATIONSHIPS WITH VARIABLE INTEREST ENTITIES

      We own a 25% equity interest in Delta Towing, which was formed to own and operate our U.S. marine support vessel business consisting primarily of shallow water tugs, crewboats and utility barges. We contributed this business to Delta Towing in return for a 25% ownership interest and secured notes issued by Delta Towing with a face value of $144.0 million. No value was assigned to the ownership interest in Delta Towing. The note agreement was subsequently amended to provide for a $4.0 million, three-year revolving credit facility which has since been cancelled. Delta Towing's property and equipment, with a net book value of $45.3 million at March 31, 2004, are collateral for the Company's notes receivable. The remaining 75% ownership interest is held by Beta Marine Services, L.L.C. ("Beta Marine"), which also loaned Delta Towing $3.0 million (see "-- Related Party Transactions -- Long-Term Debt -- Beta Marine").

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

      In January 2003, the FASB issued FIN 46 which requires that an enterprise consolidate a variable interest entity ("VIE") if the enterprise has a variable interest that will absorb a majority of the entity's expected losses and/or receives a majority of the entity's expected residual returns as a result of ownership, contractual or other financial interests in the entity, if such loss or residual return occurs. If one enterprise absorbs a majority of a VIE's expected losses and another enterprise receives a majority of that entity's expected residual returns, the enterprise absorbing a majority of the expected losses is required to consolidate the VIE and will be deemed the primary beneficiary for accounting purposes.

      Under FIN 46, Delta Towing is considered a VIE because its equity is not sufficient to absorb the joint venture's expected future losses. TODCO is deemed to be the primary beneficiary of Delta Towing for accounting purposes because we have the largest percentage of investment at risk through the secured notes held by us and would thereby absorb the majority of the expected losses of Delta Towing. We have consolidated Delta Towing as of December 31, 2003.

      As of March 31, 2004 and December 31, 2003, we have eliminated in consolidation all intercompany account balances with Delta Towing as a result of the adoption of FIN 46, as well as the elimination of all intercompany transactions during the three months ended March 31, 2004.

      Prior to December 31, 2003, we accounted for our investment in Delta Towing under the equity method and recorded $1.5 million in equity losses as a reduction in the carrying value of Delta Towing's notes receivable held by us. In addition, during the three months ended March 31, 2003, we earned interest income of $1.6 million on interest-bearing debt due from Delta Towing.

      As part of the formation of the joint venture on January 31, 2001, we entered into a charter arrangement with Delta Towing under which we committed to charter for a period of 2.5 years from date of delivery 10 crewboats then under construction, all of which were in service as of March 31, 2004. We also entered into an alliance agreement with Delta Towing under which we agreed to treat Delta Towing as a preferred supplier for the provision of marine support services. During the three months ended March 31, 2003, we incurred charges totaling $2.9 million from Delta Towing for services rendered which were reflected in operating and maintenance -- related party expense.

      The creditors of Delta Towing have no recourse to the general credit of the Company.

RELATED PARTY TRANSACTIONS

LONG-TERM DEBT -- BETA MARINE

      In connection with the acquisition of the marine business, Delta Towing entered into a $3.0 million note agreement with Beta Marine dated January 30, 2001. The note bears interest at 8%, payable quarterly. In January 2004, Delta Towing failed to make its scheduled principal payment to Beta Marine. The $3.0 million principal amount of the note payable has been classified as a current obligation in our consolidated balance sheet. In March 2004, Delta Towing repaid a portion of accrued interest payable to Beta Marine from proceeds from the sale of a vessel.

ALLOCATION OF ADMINISTRATIVE COSTS

      Transocean has historically provided specified administrative support to us. Transocean has charged us a proportional share of its administrative costs based on estimates of the percentage of work each Transocean department performs for us. The amount of expense allocated to us was $0.9 million for the three months ended March 31, 2003, and was classified as general and administrative -- related party expense. Following the IPO, some of these functions are provided to us under the transition services agreement with Transocean. Charges under the transition services agreement amounted to $0.1 million for the three months ended March 31, 2004 and are reported as general and administrative -- related party expense.

LONG-TERM DEBT -- TRANSOCEAN

      We were party to a $1.8 billion two-year revolving credit agreement (the "Transocean Revolver") with Transocean, dated April 6, 2001. During the three months ended March 31, 2003, we recognized $0.8 million in interest expense related to the Transocean Revolver. On April 6, 2003, the approximately $81.2 million then outstanding under the Transocean Revolver was converted to a 2.76% fixed rate promissory note issued by us to

Transocean which was scheduled to mature on April 6, 2005. This note was cancelled in 2003 in connection with a series of transactions.

      In March 2002, together with Transocean, we completed exchange offers and consent solicitations for our 6.5%, 6.75%, 6.95%, 7.375%, 9.125% and 9.5% Senior Notes (the "Exchange Offer"). As a result of the Exchange Offer, Transocean exchanged approximately $234.5 million, $342.3 million, $247.8 million, $246.5 million, $76.9 million and $289.8 million principal amount of our outstanding 6.5%, 6.75%, 6.95%, 7.375%, 9.125% and 9.5% Senior Notes, respectively, (the
"Exchanged Notes") for newly issued Transocean notes having the same principal amount, interest rate, redemption terms and payment and maturity dates.

      During 2003, we sold to Transocean, in separate transactions, our investment in Arcade Drilling AS, Cliffs Platform Rig 1, our 50% interest in Deepwater Drilling LLC, our 60% interest in Deepwater Drilling II LLC and our membership interests in R&B Falcon Drilling (International & Deepwater) Inc. LLC. As consideration for the sale of these assets, Transocean cancelled $529.7 principal amount outstanding of our senior notes held by Transocean. See " -- Asset Transfers to Transocean" for a further description of these transactions.

      In February 2004, prior to the closing of our IPO, we exchanged $45.8 million in principal amount of our outstanding 7.375% Exchanged Notes held by Transocean Holdings Inc. (a wholly owned subsidiary of Transocean), plus accrued interest thereon, for 359,638 shares of our Class B common stock (4,367,714 shares of Class B common stock after giving effect to the stock dividend, see " -- Other Transactions Between Us and Transocean"). Immediately following this exchange, we exchanged $152.5 million and $289.8 million principal amount of our outstanding 6.75% and 9.5% Exchanged Notes, respectively, held by Transocean, plus accrued interest thereon, for 3,580,768 shares of our Class B common stock (43,487,535 shares of Class B common stock after giving effect to the stock dividend). The determination of the number of shares issued in the exchange transactions was based on a method that took into account the IPO price of $12.00 per share. The net effect of these transactions was to decrease notes payable -- related party and interest payable -- related party by $528.9 million with an offsetting increase in common stock of $0.5 million and additional paid-in capital of $528.4 million. There were no Exchanged Notes payable to Transocean outstanding at March 31, 2004. We recognized $3.1 million in interest expense - related party associated with these notes prior to their cancellation in February 2004. For the three months ended March 31, 2003, we recognized $14.4 million in interest expense - related party with respect to the Exchanged Notes.

ASSET TRANSFERS TO TRANSOCEAN

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

      The following describes transfers of certain of our assets to Transocean during the first quarter of 2003. None of the drilling rigs transferred to Transocean were currently involved in the business activities that fall within the TODCO business as defined in the master separation agreement with Transocean.

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

      In February 2003, we distributed to Transocean for no consideration the stock of our subsidiaries R&B Falcon (A) Pty. Ltd., which owns the drilling unit Ron Tappmeyer and Cliffs Drilling do Brazil Servicios de Petroleo S/C Ltda. a dormant Brazilian entity. The aggregate net book value of $44.6 million for these transfers was recorded as a decrease to additional paid-in capital.

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

      The remainder of the Transocean Assets were sold or distributed to Transocean in the second quarter of 2003 in separate transactions.

      At the time of the transactions, some of the drilling units discussed above were being utilized in connection with drilling contracts between our subsidiaries and customers. These contracts were not transferred and we secured the use of the drilling units for the purpose of performing these contracts through charters or other arrangements. The costs of these charters or other arrangements were included in discontinued operations and totaled $0.8 million for the three months ended March 31, 2003.

OTHER TRANSACTIONS BETWEEN US AND TRANSOCEAN

      In February 2004, Transocean made equity contributions to us totaling $2.8 million, including $1.0 million in intercompany payable balances that we owed to Transocean as of the IPO date.

      In February 2004, prior to the IPO, the Company exchanged $45,784,000, $152,463,000 and $289,793,000 in principal amount of its outstanding 7.375%, 6.750% and 9.500% notes, respectively, held by Transocean for 3,940,406 shares of the Company's Class B common stock. Immediately following this exchange, the Company declared a dividend of 11.145 shares of its Class B common stock with respect to each share of its Class B common stock outstanding immediately following the exchange. As a result, 60,000,000 shares of the Company's Class B common stock were issued and outstanding immediately prior to the IPO. Transocean currently hold 46,200,000 shares of the Company's Class B common stock. The Class B common stock is convertible at any time into shares of the Company's Class A common stock on a share per share basis at the sole option of Transocean. The stock for debt exchange was exempt from registration pursuant to
Section 4(2) of the Securities Act of 1933.

      In February 2004, we recorded an equity transaction related to net liabilities related to Transocean's business of $0.4 million for which legal title had not been transferred to Transocean as of the IPO date in accordance with the business indemnity between us and Transocean (see " -- Relationship Between Us and Transocean -- Indemnification and Release"). The indemnification by Transocean was recorded as a credit to additional paid-in capital with a corresponding offset to a related party receivable from Transocean.

      As part of the tax sharing agreement with Transocean, we recorded an equity transaction in February 2004 to reflect the transfer to Transocean of approximately $174 million of pre-closing income tax benefits which TODCO may utilize or be deemed to have utilized in the future; however, we must pay Transocean for substantially all pre-closing income tax benefits utilized or deemed to have been utilized subsequent to the closing of the IPO. As we cannot legally transfer these pre-closing income tax benefits to Transocean or another entity, we recorded the approximately $174 million of income tax benefits as an offsetting obligation to Transocean within the deferred income tax asset accounts and a reduction in additional paid-in capital in our condensed consolidated balance sheet at March 31, 2004. In addition, Transocean agreed to indemnify us for certain tax liabilities that existed as of the IPO date of $10.3 million. We recorded the tax indemnification by Transocean as a credit to additional paid-in capital with a corresponding offset to a related party receivable from Transocean. See " -- Relationship Between Us and Transocean -- Tax Sharing Agreement".

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

      To the extent the transfer of legal title to any of the above assets could not be completed prior to the closing of the IPO, beneficial ownership of such assets was transferred to Transocean, and we or our applicable subsidiary will hold such asset as agent for the other party until such time as legal title can be transferred.

RELATIONSHIP BETWEEN US AND TRANSOCEAN

      We have provided below a summary description of the material terms and conditions of a master separation agreement and several other important related agreements between Transocean and us.

MASTER SEPARATION AGREEMENT

      The master separation agreement between Transocean and us provided for the completion of the separation of our assets and businesses from those of Transocean. In addition, it contains several agreements governing the relationship between us and Transocean following the IPO and specifies the ancillary agreements that we and Transocean signed.

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

TRANSFER OF ASSETS AND ASSIGNMENT OF LIABILITIES

      We have transferred the stock of various subsidiaries and other assets to Transocean and Transocean has assumed liabilities associated with the transferred assets and businesses. See " -- Asset Transfers to Transocean." The master separation agreement provides for any additional transfers of assets and assumptions of liabilities necessary to effect the separation of the TODCO business from the business of Transocean. The master separation agreement provides that assets or liabilities that could not legally be transferred or assumed prior to the closing of the IPO would be transferred or assumed as soon as practicable following receipt of all necessary consents of third parties and regulatory approvals. In any such case, the master separation agreement provides that the party retaining the assets or liabilities will hold the assets in trust for the use and benefit of, or retain the liabilities for the account of, the party entitled to the assets or liabilities (at the expense of that party), until the transfer or assumption can be completed. The party retaining these assets or liabilities will also take any action reasonably requested by the other party in order to place the other party in the same position as would have existed if the transfer or assumption had been completed. We refer to all of these transfers of assets and assumptions of liabilities together as the "separation."

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

WORKING CAPITAL

      The master separation agreement contains an acknowledgement that our cash and cash equivalents as of June 30, 2003 were $25.0 million after giving effect to a subsequent payment by Transocean to us of $11.4 million. The amount paid to us by Transocean equaled the difference between $25.0 million and the amount of our cash and cash equivalents as of June 30, 2003 prior to giving effect to the payment by Transocean. The master separation agreement provided that we retain all cash and cash equivalents generated by our business following June 30, 2003. Transocean will not be required to make any additional payments to us for our working capital needs under the master separation agreement.

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

      In connection with our separation from Transocean, the allocation of liabilities related to taxes and employment matters will be governed separately in a tax sharing agreement and an employee matters agreement. See " -- Tax Sharing Agreement" and " -- Employee Matters Agreement."

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

INSURANCE

      The master separation agreement provides that we will continue to be covered under substantially all current insurance policies of Transocean (other than employee welfare or benefit plan policies, which are addressed in the employee matters agreement) and future insurance policies determined jointly by us and Transocean. We have agreed to reimburse Transocean for premium expenses related to those insurance policies. Transocean has agreed not to terminate our coverage under the insurance policies unless it provides us prior notice. However, we will cease to have coverage under Transocean's insurance policies when Transocean ceases to own at least a majority of the voting power of our outstanding voting stock, and no prior notice will be required in that case. In no event will Transocean be liable to us in the event of the termination of any insurance policy (unless in the case of termination by Transocean, Transocean failed to provide us the notice required by the master separation agreement), the failure of insurance policies to cover our liabilities or the non-renewal of insurance policies beyond their expiration dates as of the date of the master separation agreement.

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

      We have entered into a tax sharing agreement with Transocean Holdings which governs Transocean Holdings' and our respective rights, responsibilities and obligations with respect to taxes and tax benefits. References in this summary description of the tax sharing agreement to the terms "tax" or "taxes" mean taxes and any interest, penalties, additions to tax or additional amounts in respect of such taxes. The general principles of the tax sharing agreement include the following:

            - Except for special tax items discussed in the bullet below, all U.S. federal, state, local and foreign income taxes and income tax benefits (including income taxes and income tax benefits attributable to the TODCO business) that accrued on or before the closing of the IPO generally will be for the account of Transocean Holdings. Accordingly, we generally will not be liable for any income taxes accruing on or before the closing of the IPO, but we generally must pay Transocean Holdings for the amount of any income tax benefits, calculated as described below, created on or before the closing of the IPO ("pre-closing tax benefits") that we use or absorb on a return with respect to a period after the closing of the IPO. We will have no obligation to pay Transocean Holdings for any pre-closing tax benefits arising out of or relating to the alternative minimum tax provisions of Sections 55 through 59 of the U.S. Internal Revenue Code, but we will be required to pay Transocean Holdings for any pre-closing tax benefits we use that are alternative minimum tax credits described in
                  Section 53 of the Internal Revenue Code. Our obligation to pay Transocean Holdings for the use of pre-closing tax benefits and our potential obligation to pay alternative minimum tax to the Internal Revenue Service may result in our paying more, in the aggregate, to the Internal Revenue Service and to Transocean Holdings than we would otherwise have paid if we had utilized no pre-closing tax benefits. For purposes of the tax sharing agreement, deferred tax liabilities reflected in our financial statements, which represent future tax effects of temporary differences between the financial statement basis and the tax basis of our assets and liabilities, are not considered to constitute income tax liabilities accrued on or before the closing of the IPO. As of March 31, 2004, we had approximately $485 million of income tax benefits subject to our obligation to reimburse Transocean Holdings. See Note 8 to our condensed consolidated financial statements. The amount of these tax benefits will be calculated as follows:

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

                  The specified discount factor will vary depending on the year in which another person becomes the beneficial owner of greater than 50% of the voting power of our stock: if in 2003, 2004, 2007 or 2008, then the factor is 0.80; if in 2005 or 2006, then the factor is 0.70; if in 2009, then the factor is 0.85; if in 2010, then the factor is 0.90; if in 2011 or 2012, then the factor is 0.95; and if in 2013 or a later year, then the factor is 1.00). Moreover, if any of our subsidiaries that join with us in the filing of consolidated returns ceases to join in the filing of such returns, we will be deemed to have used that portion of the pre-closing tax benefits attributable to that subsidiary following the cessation, and we generally will be required to pay Transocean Holdings the amount of this deemed tax benefit, calculated as described above with regard to an acquisition of beneficial ownership, at the time such subsidiary ceases to join in the filing of such returns. In the case of any of our payments to Transocean resulting from another person becoming the owner of greater than 50% of our voting stock or a subsidiary ceasing to join in the filing of a consolidated return with us, the payment will in no case be deferred, regardless of whether the existence of the related pre-closing tax benefit would or could defer or preclude our use or absorption of any post-closing tax benefit. Moreover, the payment will not be subsequently adjusted for any difference between the tax benefits that we are deemed to use or absorb in such case and the tax benefits that we actually use or absorb, and the difference between those amounts could be substantial. Among other considerations, applicable tax laws may, as a result of another person becoming the owner of greater than 50% of our voting power significantly limit our use of such tax benefits, and these limitations are not taken into account in determining the amount of the payment to Transocean. A substantial portion of the pre-closing tax benefits are net operating losses, most or all of which should be eligible to be carried forward at least fourteen more years.

            - We are responsible for all special tax items accruing on or after the date on which we issued shares of our common stock to Transocean in repayment of our notes, as described in " -- Debt Retirement and Debt Exchange Offers." For this purpose, special tax items means taxes with respect to items specified in U.S. Treasury regulation section 1.1502-76(b)(2)(ii)(C) (generally referring to transactions outside the ordinary course of our business). However, special tax items do not include taxes with respect to transactions to effect the separation of the TODCO business from the business of Transocean. See " -- Master Separation Agreement." Moreover, there were no special tax items that accrued during the period beginning on the date of issuance of such shares to Transocean and ending on the date of the closing of the IPO.

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

            - matters relating to our future transactions, relationship with Transocean,

            -     payments under agreements with Transocean,

            - liabilities under laws and regulations protecting the environment,

            -     results and effects of legal proceedings,

            -     future utilization rates,

            -     future dayrates, and

            - expectations regarding improvements in offshore activity, demand for our drilling rigs, our plan to operate primarily in the U.S. Gulf Coast, operating revenues, operating and maintenance expense, insurance expense and deductibles, interest expense, debt levels and other with regard to outlook.

      Forward-looking statements in this Form 10-Q are identifiable by use of the following words and other similar expressions:

      -     "anticipate,"

      -     "believe,"

      -     "budget,"

      -     "could,"

      -     "estimate,"

      -     "expect,"

      -     "forecast,"

      -     "intent,"

      -     "may,"

      -     "might,"

      -     "plan,"

      -     "predict,"

      -     "project," and

      -     "should."

      The following factors could affect our future results of operations and could cause those results to differ materially from those expressed in the forward-looking statements included in this Form 10-Q:

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

      -     other factors discussed in this Form 10-Q.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

      The table below presents scheduled debt maturities and related weighted-average interest rates for each of the twelve month periods ending March 31, relating to debt obligations as of March 31, 2004:

                                                  SCHEDULED MATURITY DATE                        FAIR VALUE
                                --------------------------------------------------------------   MARCH 31,
                                 2005     2006     2007    2008    2009    THEREAFTER    TOTAL      2004
                                ------   ------   ------  ------  ------   ----------   ------   ----------
                                               (IN MILLIONS, EXCEPT INTEREST RATE PERCENTAGES)
TOTAL DEBT
Fixed Rate(a) ................  $  3.0   $  7.7   $   --  $   --  $ 12.4     $  3.5     $ 26.6   $     27.7
   Average interest rate .....     8.0%     6.8%      --      --     9.0%       7.4%       8.0%

----------

(a) Expected maturity amounts are based on the face value of debt and do not reflect fair market value of debt.

FOREIGN EXCHANGE RISK

      Our international operations in Mexico, Trinidad and Venezuela, expose us to foreign exchange risk. We use a variety of techniques to minimize the exposure to foreign exchange risk. Our primary foreign exchange risk management strategy involves structuring customer contracts to provide for payment in both U.S. dollars and local currency. The payment portion denominated in local currency is based on anticipated local currency requirements over the contract term. We may also use foreign exchange derivative instruments or spot purchases. We do not enter into derivative transactions for speculative purposes. At March 31, 2004, we did not have any outstanding foreign exchange contracts.

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

      Due to the continuation of these foreign exchange controls as well as continuing political instability in Venezuela, we established a currency valuation allowance pertaining to cash receivables in Venezuela of $2.4 million in the second quarter of 2003 to adjust our Venezuelan financial assets to net realizable value. As of March 31, 2004, no additional currency valuation allowance was deemed necessary, and we do not anticipate having to continue to provide a currency valuation allowance related to our Venezuelan operations.

ITEM 4. CONTROLS AND PROCEDURES

      As of March 31, 2004, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

      There have been no significant changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                                     PART II

ITEM 1. LEGAL PROCEEDINGS

        The Company has certain actions or claims pending that have been previously discussed and reported in the Company's Annual Report on Form 10-K for the year ended December 31, 2003. There have been no material developments in these previously reported matters. The Company and its subsidiaries are involved in a number of other lawsuits, all of which have arisen in the ordinary course of business. The Company does not believe that ultimate liability, if any, resulting from any such other pending litigation will have a material adverse effect on its business or consolidated financial position.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

EXHIBIT INDEX

EXHIBIT                                                                              FILED HEREWITH OR INCORPORATED
  NO.                          DESCRIPTION                                                 BY REFERENCE FROM:
-------                        -----------                                                 ------------------
  3.1     Third Amended and Restated Certificate of Incorporation.   Exhibit 3.1 to Annual Report on Form 10-K of TODCO dated
                                                                     as of March 17, 2004

  3.2     Amended and Restated By-Laws                               Exhibit 3.2 to Annual Report on Form 10-K of TODCO dated
                                                                     as of March 17, 2004

  3.4     Form of Certificate of Designation of Series A Junior      Exhibit A to Exhibit 3.3 to Amendment 1 of Form S-1,
          Participating Preferred Stock (included as Exhibit A to    Registration No. 333-101921, filed February 12, 2003
          Exhibit 3.3)

  4.1     Rights Agreement by and between TODCO and The Bank of New  Exhibit 4.1 to Annual Report on Form 10-K of TODCO dated as of
          York, dated as of February 4, 2004                         March 17, 2004

 10.1     Master Separation Agreement dated February 4, 2004 by and  Exhibit 99.2 to Current Report of Transocean Inc. on Form 8-K
          among Transocean, Inc., Transocean Holdings Inc., and      dated as February 10, 2004
          TODCO

 10.2     Tax Sharing Agreement dated February 4, 2004 by and        Exhibit 99.3 to Current Report of Transocean Inc. on Form 8-K
          between Transocean Holdings Inc. and TODCO                 dated as February 10, 2004

 10.3     Transition Services Agreement dated February 4, 2004       Exhibit 99.4 to Current Report of Transocean Inc. on
          between Transocean Holdings Inc. and TODCO                 Form 8-K dated as of February 10, 2004

 10.4     Employee Matters Agreement dated February 4, 2004 by and   Exhibit 99.5 to Current Report of Transocean Inc. on Form 8-K
          among Transocean, Inc., Transocean Holdings Inc., and      dated as February 10, 2004
          TODCO.

 10.5     Registration Rights Agreement dated February 4, 2004       Exhibit 99.6 to Current Report of Transocean Inc. on Form 8-K
          between Transocean Inc. and TODCO                          dated as February 10, 2004

 10.14    TODCO Severance Policy                                     Exhibit 10.14 to Amendment 8 of Form S-1, Registration No.
                                                                     333-101921, filed February 3, 2004

EXHIBIT                                                              FILED HEREWITH OR INCORPORATED
  NO.                          DESCRIPTION                                 BY REFERENCE FROM:
-------                        -----------                                 ------------------
 31.1     Rule 13a-14(a)/15d-14(a) Certification of Chief Executive  Filed herewith
          Officer

 31.2     Rule 13a-14(a)/15d-14(a) Certification of Chief Financial  Filed herewith
          Officer

 32.1     Section 1350 Certification of Chief Executive Officer and  Filed herewith
          Chief Financial Officer

----------

REPORTS ON FORM 8-K

      The Company filed a Current Report on Form 8-K dated March 2, 2004 (information furnished not filed) announcing the issuance of the Company's monthly rig status report as of March 2, 2004.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in Houston, Texas, on this 10th day of May, 2004.

                                    TODCO

                                         /s/ T. Scott O'Keefe
                        -------------------------------------------------------
                                           T. Scott O'Keefe
                           Senior Vice President and Chief Financial Officer
                        (on behalf of TODCO and as Principal Financial Officer)

                                 EXHIBIT INDEX

EXHIBIT                                                                              FILED HEREWITH OR INCORPORATED
  NO.                          DESCRIPTION                                                 BY REFERENCE FROM:
-------                        -----------                                                 ------------------
  3.1     Third Amended and Restated Certificate of Incorporation.   Exhibit 3.1 to Annual Report on Form 10-K of TODCO dated
                                                                     as of March 17, 2004

  3.2     Amended and Restated By-Laws                               Exhibit 3.2 to Annual Report on Form 10-K of TODCO dated
                                                                     as of March 17, 2004

  3.4     Form of Certificate of Designation of Series A Junior      Exhibit A to Exhibit 3.3 to Amendment 1 of Form S-1,
          Participating Preferred Stock (included as Exhibit A to    Registration No. 333-101921, filed February 12, 2003
          Exhibit 3.3)

  4.1     Rights Agreement by and between TODCO and The Bank of New  Exhibit 4.1 to Annual Report on Form 10-K of TODCO dated as of
          York, dated as of February 4, 2004                         March 17, 2004

 10.1     Master Separation Agreement dated February 4, 2004 by and  Exhibit 99.2 to Current Report of Transocean Inc. on Form 8-K
          among Transocean, Inc., Transocean Holdings Inc., and      dated as February 10, 2004
          TODCO

 10.2     Tax Sharing Agreement dated February 4, 2004 by and        Exhibit 99.3 to Current Report of Transocean Inc. on Form 8-K
          between Transocean Holdings Inc. and TODCO                 dated as February 10, 2004

 10.3     Transition Services Agreement dated February 4, 2004       Exhibit 99.4 to Current Report of Transocean Inc. on
          between Transocean Holdings Inc. and TODCO                 Form 8-K dated as of February 10, 2004

 10.4     Employee Matters Agreement dated February 4, 2004 by and   Exhibit 99.5 to Current Report of Transocean Inc. on Form 8-K
          among Transocean, Inc., Transocean Holdings Inc., and      dated as February 10, 2004
          TODCO.

 10.5     Registration Rights Agreement dated February 4, 2004       Exhibit 99.6 to Current Report of Transocean Inc. on Form 8-K
          between Transocean Inc. and TODCO                          dated as February 10, 2004

 10.14    TODCO Severance Policy                                     Exhibit 10.14 to Amendment 8 of Form S-1, Registration No.
                                                                     333-101921, filed February 3, 2004

EXHIBIT                                                              FILED HEREWITH OR INCORPORATED
  NO.                          DESCRIPTION                                 BY REFERENCE FROM:
-------                        -----------                                 ------------------
 31.1     Rule 13a-14(a)/15d-14(a) Certification of Chief Executive  Filed herewith
          Officer

 31.2     Rule 13a-14(a)/15d-14(a) Certification of Chief Financial  Filed herewith
          Officer

 32.1     Section 1350 Certification of Chief Executive Officer and  Filed herewith
          Chief Financial Officer