Form 10-Q
period 2004-06-30
TODCO
filed 2004-08-06
CIK 1210697

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ----------------

                                    FORM 10-Q

  (MARK ONE)

      |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

                                       OR

      | | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
            FOR THE TRANSITION PERIOD FROM       TO

                         COMMISSION FILE NUMBER 1-31983

                                ----------------

                                      TODCO
             (Exact name of registrant as specified in its charter)

                       DELAWARE                              76-0544217
            (State or other jurisdiction of               (I.R.S. Employer
            incorporation or organization)              Identification No.)

2000 W. SAM HOUSTON PARKWAY SOUTH, SUITE 800
          HOUSTON, TEXAS 77042-3615                       (713) 278-6000
         (Address, of registrant's                Registrant's telephone number,
        principal executive Offices)                    including area code)

      Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No | |

      Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12-b-2 of the Act). Yes | | No |X|

      The number of outstanding shares of each class of the registrant's common stock as of August 1, 2004, was 14,104,448 shares of Class A common stock and 46,200,000 of Class B common stock.

================================================================================

                                TABLE OF CONTENTS

                                                                                                                 PAGE
                                                                                                                NUMBER
                                                                                                                ------
                                             PART I - FINANCIAL INFORMATION

Item 1.   Condensed Consolidated Balance Sheets at June 30, 2004 and December 31, 2003 ...................         3
          Condensed  Consolidated  Statements of Operations  for the Three and Six Months ended
              June 30, 2004 and 2003 .....................................................................         4
          Condensed  Consolidated  Statements of  Comprehensive  Loss for the Three and Six
              Months ended June 30, 2004 and 2003 ........................................................         5
          Condensed Consolidated Statement of Equity for the Six Months ended June 30, 2004 ..............         6
          Condensed Consolidated Statements of Cash Flows for the Six Months ended
              June 30, 2004 and 2003 .....................................................................         7
          Notes to Condensed Consolidated Financial Statements ...........................................         8

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations ..........        24

Item 3.   Quantitative and Qualitative Disclosures about Market Risk .....................................        56

Item 4.   Controls and Procedures ........................................................................        56

                                             PART II - OTHER INFORMATION

Item 1.   Legal Proceedings ..............................................................................        57

Item 6.   Exhibits and Reports on Form 8-K ...............................................................        57

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

                             TODCO AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                        JUNE 30,           DECEMBER 31,
                                                                                          2004                 2003
                                                                                       ----------          ------------
                                                                                       (UNAUDITED)
                                                                                                (IN MILLIONS,
                                                                                             EXCEPT SHARE DATA)
                                     ASSETS
Cash and cash equivalents .......................................................       $   27.9            $   20.0
Accounts receivable, net
  Trade .........................................................................           55.4                52.3
  Related party .................................................................           11.0                 0.9
  Other .........................................................................            3.8                 4.6
Materials and supplies, net .....................................................            4.1                 4.5
Deferred income taxes ...........................................................           14.6                  --
Other current assets ............................................................            4.6                 3.2
Current assets related to discontinued operations ...............................             --                 0.1
                                                                                        --------            --------
       Total current assets .....................................................          121.4                85.6
                                                                                        --------            --------
Property and equipment ..........................................................          914.6               924.9
Less accumulated depreciation ...................................................          303.3               264.0
                                                                                        --------            --------
  Property and equipment, net ...................................................          611.3               660.9
                                                                                        --------            --------
Other assets ....................................................................           24.0                31.7
                                                                                        --------            --------
       Total assets .............................................................       $  756.7            $  778.2
                                                                                        ========            ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Trade accounts payable ..........................................................       $   19.3            $   24.7
Accrued income taxes ............................................................           10.7                11.1
Debt due within one year ........................................................            7.8                 1.2
Debt due within one year--related party .........................................            3.0                 3.0
Interest payable--related party .................................................            0.2                 4.3
Other current liabilities .......................................................           35.4                43.4
Current liabilities related to discontinued operations ..........................            0.4                 0.5
                                                                                        --------            --------
       Total current liabilities ................................................           76.8                88.2
                                                                                        --------            --------
Long-term debt ..................................................................           17.0                25.6
Long-term debt--related party ...................................................             --               522.0
Deferred income taxes ...........................................................          174.7                  --
Other long-term liabilities .....................................................            3.6                 4.7
                                                                                        --------            --------
       Total long-term liabilities ..............................................          195.3               552.3
                                                                                        --------            --------
Commitments and contingencies
Preferred stock, $0.01 par value, 50,000,000 shares authorized, none
  outstanding at June 30, 2004 and December 31, 2003 ............................             --                  --
Common stock, Class A, $0.01 par value, 500,000,000 shares authorized,
  14,104,448 shares and 0 shares issued and outstanding at June 30, 2004
  and December 31, 2003, respectively ...........................................            0.1                  --
Common stock, Class B, $0.01 par value, 260,000,000 shares authorized,
  46,200,000 and 12,144,751 shares issued and outstanding at
  June 30, 2004 and December 31, 2003, respectively .............................            0.5                 0.1
Additional paid-in capital ......................................................        6,516.0             6,136.3
Retained deficit ................................................................       (6,028.4)           (5,998.7)
Unearned compensation ...........................................................           (3.6)                 --
                                                                                        --------            --------
       Total shareholders' equity ...............................................          484.6               137.7
                                                                                        --------            --------

       Total liabilities and shareholders' equity ...............................       $  756.7            $  778.2
                                                                                        ========            ========

                             See accompanying notes.

                             TODCO AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                   THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                                        JUNE 30,                      JUNE 30,
                                                                                  ---------------------       ---------------------
                                                                                    2004          2003          2004          2003
                                                                                  -------       -------       -------       -------
                                                                                             (IN MILLIONS, EXCEPT PER
                                                                                                    SHARE DATA)
OPERATING REVENUES .........................................................      $  80.8       $  55.5       $ 154.6       $ 108.8

COSTS AND EXPENSES
  Operating and maintenance ................................................         61.1          64.2         128.0         116.2
  Operating and maintenance--related party .................................           --           2.9            --           5.8
  Depreciation .............................................................         24.0          23.2          48.2          46.4
  General and administrative ...............................................          7.1           3.6          19.3           7.3
  General and administrative--related party ................................          0.1           0.4           0.3           1.3
  Impairment loss on long-lived assets .....................................           --          11.6            --          11.6
  Gain on disposal of assets, net ..........................................         (1.9)         (0.4)         (4.6)         (0.4)
                                                                                  -------       -------       -------       -------
                                                                                     90.4         105.5         191.2         188.2
                                                                                  -------       -------       -------       -------

OPERATING LOSS .............................................................         (9.6)        (50.0)        (36.6)        (79.4)

OTHER INCOME (EXPENSE), NET
  Equity in loss of joint ventures .........................................           --          (1.1)           --          (2.6)
  Interest income ..........................................................           --           0.1           0.1           0.4
  Interest income--related party ...........................................           --           1.7            --           3.3
  Interest expense .........................................................         (1.0)         (0.8)         (2.0)         (1.6)
  Interest expense--related party ..........................................           --         (11.4)         (3.2)        (26.6)
  Loss on retirement of debt ...............................................           --         (49.5)         (1.9)        (79.5)
  Impairment of investment in and advance to joint venture .................           --         (21.3)           --         (21.3)
  Other, net ...............................................................          0.1          (2.3)          0.6          (2.5)
                                                                                  -------       -------       -------       -------
                                                                                     (0.9)        (84.6)         (6.4)       (130.4)
                                                                                  -------       -------       -------       -------
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES ........................        (10.5)       (134.6)        (43.0)       (209.8)
Income tax benefit .........................................................         (3.1)        (32.8)        (13.3)        (51.0)
Minority interest ..........................................................           --          (0.1)           --          (0.1)
                                                                                  -------       -------       -------       -------
LOSS FROM CONTINUING OPERATIONS ............................................         (7.4)       (101.7)        (29.7)       (158.7)

DISCONTINUED OPERATIONS:
  Income from operations of discontinued segment ...........................           --         (55.1)           --         (43.9)
  Income tax (benefit) expense .............................................           --         (21.0)           --          19.9
  Minority interest ........................................................           --            --            --           1.2
                                                                                  -------       -------       -------       -------
    Net loss from discontinued operations ..................................           --         (34.1)           --         (65.0)
                                                                                  -------       -------       -------       -------
NET LOSS ...................................................................      $  (7.4)      $(135.8)      $ (29.7)      $(223.7)
                                                                                  =======       =======       =======       =======

NET LOSS PER COMMON SHARE BASIC AND DILUTED
  Continuing operations ....................................................      $ (0.12)      $ (8.37)      $ (0.58)      $(13.07)
  Discontinued operations ..................................................           --         (2.81)           --         (5.35)
                                                                                  -------       -------       -------       -------
    Net loss per common share basic and diluted ............................      $ (0.12)      $(11.18)      $ (0.58)      $(18.42)
                                                                                  =======       =======       =======       =======

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
  Basic and diluted ........................................................         60.3          12.1          51.3          12.1

                             See accompanying notes.

                             TODCO AND SUBSIDIARIES

             CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                                   (UNAUDITED)

                                                                     THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                          JUNE 30,                     JUNE 30,
                                                                  -----------------------       -----------------------
                                                                    2004           2003           2004           2003
                                                                  --------       --------       --------       --------
                                                                                      (IN MILLIONS)
Net loss ...................................................      $   (7.4)      $ (135.8)      $  (29.7)      $ (223.7)
                                                                  --------       --------       --------       --------
Other comprehensive income
  Change in share of unrealized income in
    unconsolidated joint venture's accumulated
    other comprehensive income, net of tax of
    $0, $1.1, $0 and $1.1, respectively ....................            --            2.3             --            2.0
                                                                  --------       --------       --------       --------
  Other comprehensive income ...............................            --            2.3             --            2.0
                                                                  --------       --------       --------       --------
Total comprehensive loss ...................................      $   (7.4)      $ (133.5)      $  (29.7)      $ (221.7)
                                                                  ========       ========       ========       ========

                             See accompanying notes.

                             TODCO AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENT OF EQUITY
                                   (UNAUDITED)

                                                 COMMON STOCK
                                     ----------------------------------------
                                          CLASS A               CLASS B         ADDITIONAL
                                     -----------------     ------------------     PAID-IN      RETAINED      UNEARNED       TOTAL
                                     SHARES     AMOUNT     SHARES      AMOUNT     CAPITAL       DEFICIT    COMPENSATION     EQUITY
                                     ------     ------     ------      ------   ----------      -------    ------------     ------
                                                                         (IN MILLIONS)
Balance at December 31, 2003 ..         --     $     --      12.1     $    0.1    $6,136.3    $ (5,998.7)   $        --    $  137.7
  Net loss ....................                                                                    (29.7)                     (29.7)
  Debt for equity exchange ....                              47.9          0.5       528.4                                    528.9
  Conversion of common stock
    from Class B to Class A ...       13.8          0.1     (13.8)        (0.1)                                                  --
  Distributions to parent .....                                                     (173.7)                                  (173.7)
  Equity contributions from
    parent ....................                                                       13.5                                     13.5
  Issuance of restricted stock,
    net of forfeitures ........        0.3           --                                4.4                         (4.4)         --
  Stock options granted .......                                                        7.1                                      7.1
  Amortization of unearned
    compensation ..............                                                                                     0.8         0.8
                                      ----     --------     -----     --------    --------    ----------    -----------    --------
Balance at June 30, 2004 ......       14.1     $    0.1      46.2     $    0.5    $6,516.0    $ (6,028.4)   $      (3.6)   $  484.6
                                      ====     ========     =====     ========    ========    ==========    ===========    ========

                             See accompanying notes.

                             TODCO AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                            SIX MONTHS ENDED
                                                                                                 JUNE 30,
                                                                                         ------------------------
                                                                                           2004            2003
                                                                                         --------        --------
                                                                                               (IN MILLIONS)
CASH FLOWS FROM OPERATING ACTIVITIES--CONTINUING
  OPERATIONS AND DISCONTINUED OPERATIONS
  Net loss .......................................................................       $  (29.7)       $ (223.7)
  Adjustments to reconcile net loss to net cash provided by operating activities:
    Depreciation .................................................................           48.2            56.7
    Deferred income taxes ........................................................          (13.6)          (34.9)
    Stock-based compensation expense .............................................            9.4              --
    Equity in earnings of joint ventures .........................................             --            (2.9)
    Net (gain) loss on disposal of assets ........................................           (4.6)            5.3
    Impairment loss on long-lived assets .........................................             --            11.6
    Amortization of debt issue costs .............................................           (0.2)           (3.1)
    Deferred income, net .........................................................           (6.7)          (13.9)
    Deferred expenses, net .......................................................            3.3             0.2
    Loss on retirement of debt ...................................................            1.9            79.5
    Impairment of investment in and advance to joint venture .....................             --            21.3
    Changes in operating assets and liabilities, net of effect of distributions to related parties
        Accounts receivable, net .................................................           (2.1)           36.7
        Accounts payable and other current liabilities ...........................           (6.2)          (24.8)
        Accounts receivable/payable to related party, net ........................            5.4           171.1
        Income taxes receivable/payable, net .....................................           (0.4)           (3.7)
        Other, net ...............................................................            0.2             1.6
                                                                                         --------        --------
Net cash provided by operating activities ........................................            4.9            77.0
                                                                                         --------        --------
CASH FLOWS FROM INVESTING ACTIVITIES--CONTINUING OPERATIONS AND DISCONTINUED
  OPERATIONS
  Capital expenditures ...........................................................           (4.8)           (5.1)
  Proceeds from disposal of assets, net ..........................................            9.7            74.4
                                                                                         --------        --------
Net cash provided by investing activities ........................................            4.9            69.3
                                                                                         --------        --------

CASH FLOWS FROM FINANCING ACTIVITIES--CONTINUING
  OPERATIONS AND DISCONTINUED OPERATIONS
  Net repayments of debt with related party ......................................             --           (54.0)
  Repayments on other debt instruments ...........................................             --           (78.8)
  Cash of subsidiaries at distribution to affiliates .............................             --          (103.9)
  Other, net .....................................................................           (1.9)            1.1
                                                                                         --------        --------
Net cash used in financing activities ............................................           (1.9)         (235.6)
                                                                                         --------        --------

Net increase (decrease) in cash and cash equivalents .............................            7.9           (89.3)

Cash and cash equivalents at beginning of period--continuing
  operations and discontinued operations .........................................           20.0           102.9
                                                                                         --------        --------

Cash and cash equivalents at end of period--continuing
  operations and discontinued operations .........................................       $   27.9        $   13.6
                                                                                         ========        ========

                             See accompanying notes.

                             TODCO AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1--NATURE OF BUSINESS AND PRINCIPLES OF CONSOLIDATION

      TODCO (together with its subsidiaries and predecessors, unless the context requires otherwise, the "Company," "we" or "our"), is a leading provider of contract oil and gas drilling services, primarily in the United States ("U.S.") Gulf of Mexico shallow water and inland marine region, an area referred to as the U.S. Gulf Coast. At June 30, 2004, the Company owned, had partial ownership interests in or operated 70 drilling rigs. As of this date, the Company's active fleet of drilling rigs consisted of 24 jackup rigs, 30 barge rigs, three submersible rigs and one platform rig, as well as nine land rigs and three lake barge rigs in Venezuela. The Company contracts its drilling rigs, related equipment and work crews primarily on a dayrate basis to drill oil and natural gas wells.

      Effective January 31, 2001, a merger transaction between the Company and Transocean Inc. ("Transocean") was completed (the "Transocean Merger"). A change of control occurred and the Company became an indirect wholly owned subsidiary of Transocean.

      In July 2002, Transocean announced plans to divest its Gulf of Mexico shallow and inland water ("Shallow Water") business through an initial public offering of the Company. During 2003, the Company completed the transfer to Transocean of all assets not related to its Shallow Water business ("Transocean Assets"), including the transfer of all revenue-producing Transocean Assets. Accordingly, the Transocean Assets and related operations have been reflected as discontinued operations in the Company's historical financial statements and notes thereto. The Company's historical financial statements and the notes thereto have been restated for the effect of discontinued operations for all periods presented, except for the statement of cash flows and related Note 9 for which restatement is not required. See Note 15.

      In February 2004, the Company completed the initial public offering of 13,800,000 shares of its Class A common stock (the "IPO"). As of June 30, 2004, Transocean owns 46,200,000 shares or 100 percent of the outstanding Class B common stock of the Company, which represents 77 percent of the Company's outstanding common stock. Transocean has 94 percent of the combined voting power of the Company's outstanding common stock due to the five votes per share of Class B common stock, as compared to the one vote per share of Class A common stock. Transocean does not own any of the Company's outstanding Class A common stock. See Notes 3 and 17.

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Basis of Consolidation -- The accompanying condensed consolidated financial statements of the Company have been prepared without audit in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information. Accordingly, pursuant to such rules and regulations, these financial statements do not include all disclosures required by GAAP for complete financial statements. Operating results for the six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004 or for any future period. The accompanying condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

      Intercompany transactions and accounts have been eliminated. For investments in joint ventures that either do not meet the criteria of being a variable interest entity or where the Company is not deemed to be the primary beneficiary for accounting purposes, the equity method of accounting is used for investments in joint ventures where the Company's ownership is between 20 percent and 50 percent and for investments in joint ventures owned more than 50 percent where the Company does not have control of the joint venture. The cost method of accounting is used for investments in joint ventures where the Company's ownership is less than 20 percent and the Company does not have significant influence over the joint venture. For investments in joint ventures that meet the criteria of a variable interest entity and where the Company is deemed to be the primary beneficiary for accounting purposes, such entities are consolidated (see Variable Interest Entities).

      Accounting Estimates -- The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and disclosure of contingent assets and liabilities. The Company evaluates its estimates on an ongoing basis, including those related to bad debts, materials and supplies obsolescence, investments, property and equipment and other long-lived assets, income taxes, personal injury claim liabilities, employment benefits and contingent liabilities. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from such estimates.

      Segments -- The Company's operations have been aggregated into four reportable business segments, which, for our contract drilling services, correspond to the principal geographic regions in which the Company operates:

      - U.S. Inland Barge Segment -- The Company's barge rig fleet in this market segment consists of 12 conventional and 18 posted barge rigs. These units operate in marshes, rivers, lakes and shallow bay or coastal waterways that are known as the "transition zone". This area along the U.S. Gulf Coast, where jackup rigs are unable to operate, is the world's largest market for this type of equipment.

      - U.S. Gulf of Mexico Segment -- The Company currently has 19 jackup and three submersible rigs in the U.S. Gulf of Mexico shallow water market segment which begins at the outer limit of the transition zone and extends to water depths of about 350 feet. The Company's jackup rigs in this market segment consist of independent leg cantilever type units, mat-supported cantilever type rigs and mat-supported slot type jackup rigs that can operate in water depths up to 250 feet.

      - Other International Segment -- The Company's other international operations are currently conducted in Mexico, Trinidad and Venezuela. In Mexico, the Company operates two jackup rigs and is preparing a platform rig to operate for PEMEX, the Mexican national oil company. Additionally, the Company has two jackup rigs in Trinidad and one in Venezuela, where the Company also has nine land rigs and three Lake Maracaibo barges. We may pursue selected opportunities in other regions from time to time.

      - Delta Towing Segment -- The Company has a partial interest in a joint venture that operates a fleet of U.S. marine support vessels consisting primarily of shallow water tugs, crewboats and utility barges ("Delta Towing"). See Note 4.

      Impairment of Other Long-Lived Assets -- The carrying value of long-lived assets, principally property and equipment, is reviewed for potential impairment when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable as prescribed by the Financial Accounting Standards Board's ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 144, Accounting for Impairment on Disposal of Long-Lived Assets ("SFAS 144"). For property and equipment held for use, the determination of recoverability is made based upon the estimated undiscounted future net cash flows of the related asset or group of assets being evaluated. Property and equipment held for sale are recorded at the lower of net book value or net realizable value. See Note 5.

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

      At June 30, 2004 and December 31, 2003, $17.7 million and $21.2 million, respectively, in deferred preparation and mobilization costs were included in other assets in the Company's condensed consolidated balance sheets. During the three and six months ended June 30, 2004, the Company amortized $2.5 million and $7.8 million, respectively, of these costs to expense, which is included in operating and maintenance expense in the Company's condensed consolidated statements of operations. There were no similar costs amortized to expense during the three and six months ended June 30, 2003.

      Interim Financial Information --The condensed consolidated financial statements reflect all adjustments, which are, in the opinion of management, necessary for a fair statement of results of operations for the interim periods. Such adjustments are considered to be of a normal recurring nature unless otherwise identified.

      Comprehensive Income (Loss) --The Company reports comprehensive income in accordance with SFAS 130, Reporting Comprehensive Income. Comprehensive income consists of net income (loss) and other gains and losses affecting shareholder's equity that, under GAAP, are excluded from net income. From time to time, the Company may recognize components of other comprehensive income such as unrealized gains and losses on marketable equity investments and foreign currency translation gains and losses. The Company had no accumulated other comprehensive income as of June 30, 2004 and December 31, 2003.

      Stock-Based Compensation --Through December 31, 2002 and in accordance with the provisions of SFAS 123, Accounting for Stock-based Compensation, the Company elected to follow the Accounting Principles Board Opinion ("APB") 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for awards under its employee stock-based compensation plans using the intrinsic value method. Effective January 1, 2003, the Company adopted the fair value method of accounting for stock-based compensation using the prospective method of transition under SFAS 123. Under the prospective method and in accordance with the provisions of SFAS 148, Accounting for Stock-Based Compensation -- Transition and Disclosure, the recognition provisions are applied to all employee awards granted, modified or settled after January 1, 2003. See Note 14.

      The compensation expense related to stock-based employee compensation included in the determination of net income for the three and six months ended June 30, 2004 is less than that which would have been recognized if the fair value method had been applied to all awards granted after the original effective date of SFAS 123. If the Company had elected to adopt the fair value recognition provisions of SFAS 123 as of its original effective date, pro forma net loss and diluted net loss per share would have been as follows (in millions, except per share amounts):

                                                                                     THREE MONTHS ENDED          SIX MONTHS ENDED
                                                                                           JUNE 30,                   JUNE 30,
                                                                                     --------------------      --------------------
                                                                                       2004         2003         2004         2003
                                                                                     -------      -------      -------      -------
Net loss, as reported ..........................................................     $  (7.4)     $(135.8)     $ (29.7)     $(223.7)
    Add: stock-based employee compensation expense included in
     reported net income, net of related tax effects ...........................         1.0           --          6.1          0.1
    Deduct: total stock-based employee compensation expense
     determined under fair value based method for all awards,
     net of related tax effects ................................................         1.1           --          6.2          0.1
                                                                                     -------      -------      -------      -------
Pro forma net loss .............................................................     $  (7.5)     $(135.8)     $ (29.8)     $(223.7)
                                                                                     =======      =======      =======      =======
Loss per share:
    Basic and diluted-as reported ..............................................     $ (0.12)     $(11.18)     $ (0.58)     $(18.42)
    Basic and diluted-pro forma ................................................     $ (0.12)     $(11.18)     $ (0.58)     $(18.42)

      Variable Interest Entities -- In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51 ("FIN 46"). FIN 46 requires that an enterprise consolidate a variable interest entity ("VIE") if the enterprise has a variable interest that will absorb a majority of the entity's expected losses and/or receives a majority of the entity's expected residual returns as a result of ownership, contractual or other financial interests in the entity, if such loss or residual return occurs. If one enterprise absorbs a majority of a VIE's expected losses and another enterprise receives a majority of that entity's expected residual returns, the enterprise absorbing a majority of the expected losses is required to consolidate the VIE and will be deemed the primary beneficiary for accounting purposes. The Company adopted and applied the provisions of FIN 46, as amended, effective December 31, 2003. See Note 4.

      Reclassifications -- Certain reclassifications have been made to prior period amounts to conform to the current period's presentation.

NOTE 3--CAPITAL STOCK AND RELATED TRANSACTIONS

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

      Capital Stock Transactions and Retirement of Related Party Debt -- In February 2004, prior to the Company's IPO, the Company exchanged $45.8 million in principal amount of its outstanding 7.375% Senior Notes held by Transocean Holdings Inc. (a wholly owned subsidiary of Transocean, "Transocean Holdings"), plus accrued interest thereon, for 359,638 shares of the Company's Class B common stock (4,367,714 shares of Class B common stock after giving effect to the stock dividend discussed below). Immediately following this exchange, the Company exchanged $152.5 million and $289.8 million principal amount of its outstanding 6.75% and 9.5% Senior Notes, respectively, held by Transocean, plus accrued interest thereon, for 3,580,768 shares of the Company's Class B common stock (43,487,535 shares of Class B common stock after giving effect to the stock dividend). The determination of the number of shares issued in the exchange transactions was based on a method that took into account the IPO price of $12.00 per share. The net effect of these transactions was to decrease notes payable--related party and interest payable--related party by $528.9 million with an offsetting increase in common stock of $0.5 million and additional paid-in capital of $528.4 million.

      Immediately following the debt-for-equity exchanges, the Company declared a dividend of 11.145 shares of its Class B common stock with respect to each share of its Class B common stock outstanding. The stock dividend of 11.145 shares of Class B common stock for each outstanding share of Class B common stock was retroactively applied to the 1,000,000 shares of common stock held by Transocean prior to the debt-for-equity exchanges and has been reflected in the Company's historical consolidated financial statements. The effect of this retroactive application was to increase the authorized common shares of the Company's Class B common stock to 260,000,000 shares and issued and outstanding to 12,144,751 shares as of December 31, 2003 with a corresponding decrease to additional paid-in capital.

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

      Initial Public Offering -- In February 2004, the Company completed the IPO of 13,800,000 shares of its Class A common stock at $12.00 per share. The Company did not receive any proceeds from the initial sale of Class A common stock. Transocean currently owns 46,200,000 shares or 100 percent of the outstanding Class B common stock giving it 94 percent of the combined voting power of the Company's outstanding common stock due to the five votes per share of Class B common stock as compared to the one vote per share of Class A common stock. Transocean does not own any of the Company's outstanding Class A common stock. See Note 17.

      Before completion of the IPO, the Company entered into various agreements to complete the separation of the Shallow Water business from Transocean, including an employee matters agreement, a master separation agreement and a tax sharing agreement. The master separation agreement provides for, among other things, the assumption by the Company of liabilities relating to the Shallow Water business and the assumption by Transocean of liabilities unrelated to the Shallow Water business, including the indemnification of losses that may occur as a result of certain of the Company's ongoing legal proceedings.

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

      In conjunction with the IPO, the Company entered into a tax sharing agreement with Transocean. See Note 10.

NOTE 4--DELTA TOWING

      The Company owns a 25 percent equity interest in Delta Towing, a joint venture formed to own and operate the Company's U.S. marine support vessel business, consisting primarily of shallow water tugs, crewboats and utility barges. The Company previously contributed its support vessel business to the joint venture in return for a 25 percent ownership interest and certain secured notes receivable from Delta Towing with a face value of $144.0 million. The Company valued these notes at $80.0 million immediately prior to the Transocean Merger. No value was assigned to the ownership interest in Delta Towing. The note agreement was subsequently amended to provide for a $4.0 million, three-year revolving credit facility which has since been cancelled. Delta Towing's property and equipment, with a net book value of $43.1 million at June 30, 2004, are collateral for the Company's notes receivable. The remaining 75 percent ownership interest is held by Beta Marine LLC ("Beta Marine"), which also loaned $3.0 million to Delta Towing. See Note 7.

      As a result of its issuance of notes to the Company, Delta Towing is highly leveraged. In January 2003, Delta Towing defaulted on the notes by failing to make its scheduled quarterly interest payments and remains in default as a result of its continued failure to make its quarterly interest payments, as well as a scheduled principal repayment due in January 2004. As a result of the Company's continued evaluation of the collectibility of the notes, the Company recorded a $21.3 million impairment of the notes in June 2003 based on Delta Towing's discounted cash flows over the terms of the notes, which deteriorated in the second quarter of 2003 as a result of the continued decline in Delta Towing's business outlook.

      Under FIN 46, Delta Towing is considered a VIE because its equity is not sufficient to absorb the joint venture's expected future losses. The Company is deemed to be the primary beneficiary of Delta Towing for accounting purposes because it has the largest percentage of investment at risk through the secured notes held by the Company and would thereby absorb the majority of the expected losses of Delta Towing. The Company adopted FIN 46, as amended, and, accordingly, consolidated Delta Towing effective December 31, 2003.

      As of June 30, 2004 and December 31, 2003 all intercompany accounts have been eliminated in consolidation as a result of the adoption of FIN 46, as well as all intercompany transactions during the three and six months ended June 30, 2004.

      Prior to December 31, 2003, the Company accounted for its investment in Delta Towing under the equity method. In the three and six months ended June 30, 2003, the Company recorded $1.0 million and $2.5 million, respectively, in equity losses related to Delta Towing, including the Company's share of a $2.5 million non-cash impairment charge on the carrying value of idle equipment recorded by the joint venture.

      In addition, during the three and six months ended June 30, 2003, the Company earned interest income of $1.7 million and $3.3 million, respectively, related to interest-bearing debt due from Delta Towing. During the three and six months ended June 30, 2003, the Company incurred charges totaling $2.9 million and $5.8 million, respectively, for services rendered by Delta Towing under a charter agreement with the Company, which were reflected in operating and maintenance--related party expense.

      The creditors of Delta Towing have no recourse to the general credit of the Company.

NOTE 5 -- IMPAIRMENT OF LONG-LIVED ASSETS

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

      As a result of the lack of success of the original business strategy of Energy Virtual Partners, Inc. and Energy Virtual Partners, LP, the Company determined that the assets of those entities did not support the Company's $1.0 million recorded investment and recorded a pre-tax $1.0 million non-cash impairment charge in the second quarter of 2003. The liquidation of these entities was completed in early 2004.

      The impairment losses noted above have been included in the Company's reportable segments results based on the segment of each of the assets impaired. See Note 16.

NOTE 6 -- VENEZUELAN FINANCIAL ASSETS

      Due to continuing political instability in Venezuela and the continuation of foreign exchange controls, the Company established a currency valuation allowance of $2.4 million pertaining to cash and receivables in Venezuela in the second quarter of 2003 to adjust the Company's Venezuelan financial assets to net realizable value as of June 30, 2003. As of June 30, 2004, the Company had financial assets denominated in local currency with a net carrying value of $4.1 million. The foreign exchange controls limit the Company's ability to convert local currency into U.S. dollars and transfer excess funds out of Venezuela. As of June 30, 2004, no additional currency valuation was deemed necessary.

NOTE 7--DEBT AND CAPITAL LEASE OBLIGATIONS

      Debt and capital lease obligations, net of unamortized discounts, premiums, and fair value adjustments, was comprised of the following (in millions):

                                                                       THIRD PARTY                   RELATED PARTY
                                                               ---------------------------    ---------------------------
                                                               JUNE 30,       DECEMBER 31,    JUNE 30,       DECEMBER 31,
                                                                 2004             2003          2004             2003
                                                               --------       ------------    --------       ------------
      6.75% Senior Notes, due April 2005 ................      $    7.8         $    7.8      $     --         $  153.2
      6.95% Senior Notes, due April 2008 ................           2.2              2.2            --               --
      7.375% Senior Notes, due April 2018 ...............           3.5              3.5            --             45.9
      9.5% Senior Notes, due December 2008 ..............          11.3             11.4            --            322.9
      Other Debt ........................................            --               --           3.0              3.0
      Capital Lease Obligations .........................            --              1.9            --               --
                                                               --------         --------      --------         --------
        Total ...........................................          24.8             26.8           3.0            525.0
        Less debt due within one year ...................           7.8              1.2           3.0              3.0
                                                               --------         --------      --------         --------
        Total long-term debt ............................      $   17.0         $   25.6      $     --         $  522.0
                                                               ========         ========      ========         ========

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

      In April 2003, the Company repaid the entire $5.0 million principal amount outstanding of the $6.5% Senior Notes payable to third parties, plus accrued and unpaid interest, in accordance with their scheduled maturities.

      In the first half of 2003, the Company retired $529.7 million of its outstanding Exchanged Notes and other notes payable to Transocean (see " -- Transocean Revolver"), in separate transactions, as consideration for the sale of certain of the Transocean Assets to Transocean. See Note 15 for a further discussion of these individual transactions and retirement of related party debt.

      In February 2004, prior to the Company's IPO, the Company exchanged $488.1 million in principal amount of the then outstanding Exchanged Notes, plus accrued interest thereon, for 3,940,406 shares of the Company's Class B common stock (47,855,249 shares of Class B common stock after giving effect to the stock dividend, as described in Note 3). There were no Exchanged Notes payable to Transocean outstanding at June 30, 2004.

      In connection with the Exchange Offer, the Company had made an aggregate of $8.3 million in consent payments to holders of the notes that were exchanged. The consent payments were amortized as an increase to interest expense over the remaining terms of the exchanged notes using the interest method and amounted to $0.1 million and $0.3 million for the three and six months ended June 30, 2003, respectively. In connection with the retirement of the Exchanged Notes prior to the completion of the IPO, the Company expensed the remaining balance of these deferred consent fees of approximately $1.9 million in February 2004, which has been reflected as a loss on retirement of debt in the Company's condensed consolidated statement of operations.

      The Company recognized $0.5 million, $0.9 million, $0.7 million and $1.3 million in interest expense during the three and six months ended June 30, 2004 and 2003, respectively, related to its senior notes held by third parties. The Company also recognized $0, $3.1 million, $11.4 million and $25.8 million in interest expense--related party during the three and six months ended June 30, 2004 and 2003, respectively, related to the Exchanged Notes held by Transocean.

      At June 30, 2004, approximately $7.7 million, $2.2 million, $3.5 million, and $10.2 million principal amount of the 6.75%, 6.95%, 7.375%, and 9.5% Senior Notes, respectively, due to third parties were outstanding. The fair value of these notes at June 30, 2004 was approximately $7.9 million, $2.2 million, $3.0 million, and $11.1 million, respectively, based on the estimated yield to maturity which takes into account TODCO's credit worthiness as a separate entity.

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

      As of June 30, 2004 and December 31, 2003, the Company had no borrowings outstanding under this facility.

      During the three and six months ended June 30, 2004, the Company recognized $0.3 million and $0.6 million, respectively, in interest expense related to commitment fees on the unused portion of the facility and amortized $0.3 million and $0.6 million, respectively, in deferred financing costs as a component of interest expense in the same periods.

      Other Debt -- Related Party -- In connection with the acquisition of the U.S. marine support vessel business, Delta Towing entered into a $3.0 million note agreement with Beta Marine dated January 30, 2001. The note bears interest at 8 percent per annum, payable quarterly. The $3.0 million note has been classified as a current obligation in the Company's condensed consolidated balance sheet at June 30, 2004 and December 31, 2003 as Delta Towing remains in default on this note payable to a related party. In the first six months of 2004, Delta Towing repaid a portion of accrued interest payable to Beta Marine from proceeds from the sales of four marine vessels. The Company has no obligation to fund this debt on behalf of Delta Towing. Interest expense related to the note agreement with Beta Marine was $0 and $0.1 million for the three and six months ended June 30, 2004, respectively.

      Capital Lease Obligations --In January 2004 and during 2003, the Company entered into three two-year capital lease agreements for certain drilling equipment with final maturity dates in January 2006, October 2005 and September 2005, respectively. In the second quarter of 2004, the Company exercised options to buy-out the remaining terms of these lease agreements for $2.3 million. The Company now owns these previously leased assets.

      Transocean Revolver--The Company was party to a $1.8 billion two-year revolving credit agreement (the "Transocean Revolver") with Transocean, dated April 6, 2001. Amounts outstanding under the Transocean Revolver bore interest quarterly at a rate of the London Interbank Offered Rate plus 0.575 percent to
1.3 percent depending on Transocean's non-credit enhanced senior unsecured public debt rating. On April 6, 2003 the approximately $81.2 million then outstanding under the Transocean Revolver was converted into a 2.76 percent fixed rate promissory note, which was cancelled in full in connection with the sale of certain of the Transocean Assets to Transocean in June 2003. During the three and six months ended June 30, 2003, the Company recognized interest expense of $0 and $0.8 million, respectively, related to the Transocean Revolver.

NOTE 8--OTHER CURRENT LIABILITIES

      Other current liabilities are comprised of the following (in millions):

                                                                 JUNE 30,       DECEMBER 31,
                                                                   2004             2003
                                                                 --------       ------------
      Accrued self-insurance claims ....................         $   25.2         $   28.0
      Deferred income ..................................              1.1              7.3
      Accrued payroll and employee benefits ............              5.2              5.7
      Accrued taxes, other than income .................              3.0              1.6
      Other ............................................              0.9              0.8
                                                                 --------         --------
        Total other current liabilities ................         $   35.4         $   43.4
                                                                 ========         ========

NOTE 9 -- SUPPLEMENTARY CASH FLOW INFORMATION

      Supplementary information about non-cash financing activities relating to both continuing and discontinued operations is as follows (in millions):

                                                                                                     SIX MONTHS ENDED
                                                                                                          JUNE 30,
                                                                                                     2004          2003
                                                                                                   -------        ------
            Non-cash financing activities:
              Net distribution of assets to parent(a) .......................................      $    --        $224.7
              Debt-for-equity exchange (b) ..................................................       (528.9)           --
              Equity contributions from parent, net of distributions(c) .....................        162.0            --

----------
(a) In the first half of 2003, four subsidiaries, ownership interests in two majority-owned subsidiaries, a platform rig and certain other assets were sold or distributed to affiliated companies (see Note 15). The $103.9 million in cash held by subsidiaries at the time of the sales or distributions was reflected in financing activities in the consolidated statement of cash flows. The non-cash effect on the consolidated balance sheet was reflected as a decrease in accounts receivable-trade and other receivables of $21.4 million, a decrease in accounts receivable-related party of $298.8 million, an $8.3 million decrease in other current assets, a $752.2 million decrease in non-current assets related to discontinued operations, a $39.0 million decrease in other assets, a decrease in accounts payable trade and other current liabilities of $31.9 million, a decrease in accounts payable-related party of $108.4 million, a $15.5 million decrease in deferred taxes, a decrease in other long-term liabilities of $28.3 million, a decrease in notes payable of $88.0 million, a $524.7 million decrease in long-term debt-related party, a $98.2 million decrease in minority interest and a decrease in additional paid-in capital of $224.7 million.

(b) Prior to the closing of the Company's IPO in February 2004, the Company completed a non-cash exchange of $528.9 million in long-term related party notes payable to Transocean and related accrued interest payable for shares of the Company's Class B common stock (see Notes 3 and 7).

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

NOTE 10--INCOME TAXES

      In conjunction with the IPO, the Company entered into a tax sharing agreement with Transocean whereby Transocean will indemnify the Company against substantially all pre-IPO income tax liabilities. However, the Company must pay Transocean for substantially all pre-closing income tax benefits utilized subsequent to the closing of the IPO. As of June 30, 2004, the Company had approximately $485 million of estimated pre-closing income tax benefits subject to this obligation to reimburse Transocean of which approximately $173 million of the tax benefits were reflected in the Company's December 31, 2003 historical financial statements. The additional estimated tax benefits resulted from the closing of the IPO, specified ownership changes, statutory allocations of tax benefits among Transocean's consolidated group members and other events. Depending upon certain internal restructurings that may be executed by Transocean and actual Transocean taxable income for 2004, this pre-closing tax benefit amount could change.

      As part of the tax sharing agreement, the Company recorded an equity transaction in February 2004 to reflect the transfer to Transocean of approximately $174 million of pre-closing income tax benefits which the Company may utilize or be deemed to have utilized in the future; however, the Company must pay Transocean for substantially all pre-closing income tax benefits utilized or deemed to have been utilized subsequent to the closing of the IPO. As these pre-closing income tax benefits cannot be legally transferred to Transocean or another entity, the Company has reflected the transfer of approximately $174 million of income tax benefits as a corresponding, and offsetting, obligation to Transocean within the deferred income tax asset accounts and a reduction in additional paid-in capital in the condensed consolidated balance sheet at June 30, 2004. In addition, Transocean agreed to indemnify TODCO for certain tax liabilities that existed as of the IPO date of $10.3 million. The tax indemnification by Transocean was recorded as a credit to additional paid-in capital with a corresponding offset to a related party receivable from Transocean.

      Additionally, the tax sharing agreement provides that if any person other than Transocean or its subsidiaries becomes the beneficial owner of greater than 50% of the total voting power of the Company's outstanding voting stock, it will be deemed to have utilized all of these pre-closing tax benefits, and the Company will be required to pay Transocean an amount for the deemed utilization of these tax benefits adjusted by a specified discount factor. If an acquisition of beneficial ownership had occurred on June 30, 2004, the estimated amount that the Company would have been required to pay to Transocean would have been approximately $390 million.

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

      The amount of tax benefit recognized is primarily dependent on the loss realized and the valuation of operating loss carryforwards during the period. For the six months ended June 30, 2003, the Company provided additional taxes of $5.8 million for a portion of losses of RBF Rig Corporation for which a deferred tax benefit had been previously provided.

NOTE 11--COMMITMENTS AND CONTINGENCIES

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

      In 1984, in connection with the financing of the corporate headquarters, at that time, for R&B, a predecessor to one of our subsidiaries, in Tulsa, Oklahoma, the Greater Southwestern Funding Corporation ("Southwestern") issued and sold, among other instruments, Zero Coupon Series B Bonds due 1999 through 2009 with an aggregate $189 million value at maturity. Paine Webber Incorporated purchased all of the Series B Bonds for resale and in 1985 acted as underwriter in the public offering of most of these bonds. The proceeds from the sale of the bonds were used to finance the acquisition and construction of the headquarters. R&B's rental obligation was the primary source for repayment of the bonds. In connection with the offering, R&B entered into an indemnification agreement to indemnify Southwestern and Paine Webber from loss caused by any untrue statement or alleged untrue statement of a material fact or the omission or alleged omission of a material fact contained or required to be contained in the prospectus or registration statement relating to that offering. Several years after the offering, R&B defaulted on its lease obligations, which led to a default by Southwestern. Several holders of Series B bonds filed an action in Tulsa, Oklahoma in 1997 against several parties, including Paine Webber, alleging fraud and misrepresentation in connection with the sale of the bonds. In response to a demand from Paine Webber in connection with that lawsuit and a related lawsuit, R&B agreed in 1997 to retain counsel for Paine Webber with respect to only that part of the referenced cases relating to any alleged material misstatement or omission relating to R&B made in certain sections of the prospectus or registration Statement. The agreement to retain counsel did not amend any rights and obligations under the indemnification agreement. There has been only limited progress on the substantive allegations in the case. The trial court has denied class certification, and the plaintiffs' appeal of this has been denied. The plaintiffs have further appealed this decision. The Company disputes that there are any matters requiring the Company to indemnify Paine Webber. In any event, the Company does not expect that the ultimate outcome of this matter will have a material adverse effect on its business or consolidated financial position. In addition, Transocean has agreed to indemnify the Company for any losses that may be incurred as a result of this litigation. See Note 3.

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

      Surety Bonds -- As is customary in the contract drilling business, the Company also has various surety bonds totaling $13.0 million in place as of June 30, 2004 that secure customs obligations and certain performance and other obligations. These bonds were issued primarily in connection with the Company's contracts with PEMEX. These bonds have been issued under a Transocean facility. The master separation agreement with Transocean requires the Company to use its best efforts to replace this facility with its own and to indemnify Transocean for any claims related to the bonds. Transocean has agreed to leave these bonds in place, subject to certain conditions.

NOTE 12--OTHER RELATED PARTY TRANSACTIONS

      Prior to June 30, 2003 and the transfer of the Transocean Assets to Transocean, general and administrative expense included an allocation from Transocean for certain administrative support based on estimates of the percentage of work the individual Transocean departments performed for the Company. In the opinion of management, Transocean has charged the Company for all costs incurred on its behalf under a comprehensive and reasonable cost allocation method. After June 30, 2003, general and administrative expense includes costs for services provided to us under a transition services agreement with Transocean. The amount of expense allocated or charged to the Company was $0.1 million, $0.3 million, $0.4 million and $1.3 million for the three and six months ended June 30, 2004 and 2003, respectively, which was classified as general and administrative--related party expense.

NOTE 13--EARNINGS PER SHARE

      The Company's basic earnings (loss) per share, which is based upon the weighted average common shares outstanding without the dilutive effects of common stock equivalents (options, warrants, etc.), was $(0.12), $(0.58), $(11.18) and $(18.42) for the three and six months ended June 30, 2004 and 2003, respectively. For the three and six months ended June 30, 2004, there were 1,647,628 and 1,640,622 weighted average options outstanding to purchase Class A common stock of the Company, respectively, at a weighted average exercise price of $12.03 that were not included in the computation of diluted earnings per share because the effect of including the incremental shares was anti-dilutive for the periods. There were no common stock equivalents outstanding during the three and six months ended June 30, 2003. No adjustments to net income were made in calculating diluted earnings per share for the three-month and six-month periods ended June 30, 2004 and 2003.

NOTE 14--STOCK-BASED COMPENSATION PLANS

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

      In conjunction with the closing of the IPO, the Company granted options to purchase 1,633,617 shares of the Company's Class A common stock at an exercise price of $12.00 per share, of which, options to purchase 705,000 shares of common stock vested immediately on the IPO date. The remainder of the options has a weighted average vesting period of approximately 2.24 years and a contractual life of 10 years. In May 2004, the Company granted options to purchase 25,000 shares of the Company's Class A common stock at an exercise price of $13.78 to non-employee directors of the Company, which vested immediately on the grant date.

      The following table summarizes information about TODCO stock options held by employees and non-employee directors of the Company at June 30, 2004:

                                    WEIGHTED-                OPTIONS OUTSTANDING                    OPTIONS EXERCISABLE
                                     AVERAGE          ---------------------------------      ---------------------------------
             RANGE OF               REMAINING           NUMBER         WEIGHTED-AVERAGE        NUMBER         WEIGHTED-AVERAGE
          EXERCISE PRICES       CONTRACTUAL LIFE      OUTSTANDING       EXERCISE PRICE       OUTSTANDING       EXERCISE PRICE
          ---------------       ----------------      -----------      ----------------      -----------      ----------------
           $12.00-$13.78            9.62 years         1,658,617            $12.03              730,000          $   12.06

      The fair value of the options granted under the Plan in 2004 was estimated using the Black-Scholes options pricing model with the following weighted average assumptions:

                Dividend yield ...............................................          0.00%
                Expected price volatility ....................................          55.2%
                Risk-free interest rate ......................................          3.20%
                Expected life of options (in years) ..........................           5.0
                Weighted-average fair value of options granted ...............     $    7.94

      The Company recognized compensation expense of $1.0 million and $7.1 million related to stock options granted under the Plan during the three and six months ended June 30, 2004, respectively.

      Also in conjunction with the IPO, the Company granted 294,175 shares of restricted stock to certain employees and non-employee directors of the Company with a weighted average vesting period of 2.39 years. These IPO-related awards of restricted stock were valued at $14.39 per share and were recorded as unearned compensation. Additionally, in May 2004, the Company granted 15,000 shares of restricted stock to non-employee directors of the Company with a vesting period of 10 years. The May 2004 awards of restricted stock were valued at $13.70 per share and were recorded as unearned compensation. The value of these awards will be amortized as compensation expense over the vesting period of the stock awards. During the first six months of 2004, 4,727 shares of restricted stock (valued at $14.39 per share) were forfeited and are available for re-issuance under the Plan. Unearned compensation relating to the Company's restricted stock awards of $3.6 million at June 30, 2004 is shown as a reduction of stockholders' equity. Compensation expense recognized for the three and six months ended June 30, 2004 related to stock awards totaled $0.5 million and $0.8 million, respectively.

      Transocean Stock Options -- Certain of the Company's employees hold options to acquire Transocean ordinary shares, which were granted prior to the IPO under the Transocean Incentive Plan. The employees holding these options were treated as terminated for the convenience of Transocean on the IPO date. As a result, the 250,797 options outstanding on February 10, 2004 became fully vested and were modified to remain exercisable over the original contractual life. In connection with the modification of these options, the Company recognized $1.5 million of additional compensation expense in the first quarter of 2004. No further compensation expense will be recorded in the future related to the Transocean options.

NOTE 15--DISCONTINUED OPERATIONS

      There were no revenues related to discontinued operations for the three and six months ended June 30, 2004. Operating revenues related to discontinued operations were $16.3 million and $53.4 million for the three and six months ended June 30, 2003, respectively.

      At June 30, 2004, liabilities related to discontinued operations consisted primarily of accounts payable and other current liabilities of $0.4 million. At December 31, 2003, net liabilities related to discontinued operations consisted of other current receivables of $0.1 million and accounts payable and other current liabilities of $0.5 million.

      During the first quarter of 2003, the Company transferred to Transocean certain of the Transocean Assets, including distributions in-kind of certain accounts receivable balances from related parties, a 12.5 percent undivided interest in an aircraft, the stock of two subsidiaries of the Company, R&B Falcon (A) Pty. Ltd. and Cliffs Drilling de Brasil Servicos de Petroleo S/C Ltda., and other miscellaneous Transocean Assets with an aggregate net book value of $247.9 million. These transactions were recorded as decreases to additional paid-in capital. In March 2003, the Company also assigned the drilling contract for the Deepwater Frontier to Transocean for no consideration.

      In addition, certain assets were sold to Transocean during the first half of 2003. In March 2003, the Company sold the stock of Arcade Drilling AS for net proceeds of $264.1 million and recorded a net pre-tax loss of $11.0 million, which is included in the results of discontinued operations. The sale transaction was at fair value determined based on an independent third party appraisal. In consideration for the sale of the subsidiary, Transocean cancelled $233.3 million principal amount of the Company's 6.95% notes due April 2008. The market value attributable to the notes, 113.21 percent of the principal amount, was based on available market information. The Company recorded a net pre-tax loss of approximately $30.0 million in the first quarter of 2003 related to the retirement of these notes.

      In May 2003, the Company sold Cliffs Platform Rig 1 to Transocean in consideration for the cancellation of $13.9 million of the 6.95% Exchanged Notes. The Company recorded the excess of the sales price over the net book value of $1.6 million as an increase to additional paid-in capital and a pre-tax loss on the retirement of debt of $1.5 million in the second quarter of 2003.

      Also in May 2003, the Company sold its 50 percent interest in Deepwater Drilling L.L.C. ("DD LLC"), and its 60 percent interest in Deepwater Drilling II L.L.C. ("DDII LLC") in consideration for the cancellation of $43.7 million principal amount of the Company's debt held by Transocean. The value of the Company's interests in DD LLC and DDII LLC was determined based on a similar third party transaction. The Company recorded the excess of the sales price over the net book value of the membership interests of $21.6 million as an increase to additional paid-in capital.

      In June 2003, the Company sold its membership interests in its wholly-owned subsidiary, R&B Falcon Drilling (International & Deepwater) Inc. LLC. As consideration for the interests sold, Transocean cancelled $238.8 million of the Company's outstanding debt held by them. The sales transaction was based on a valuation which took into account valuations of the drilling units owned by the entities sold. The Company recorded the excess of the net book value over the sales price of the membership interests of $60.9 million as a loss on sale of assets, which was included in the results of discontinued operations, and a pre-tax loss on the retirement of debt of $48.0 million in the second quarter of 2003.

NOTE 16 -- SEGMENTS, GEOGRAPHICAL ANALYSIS AND MAJOR CUSTOMERS

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

      Revenue, depreciation, operating income (loss) and identifiable assets by reportable business segment was as follows (in millions):

                                             U.S. GULF OF    U.S. INLAND       OTHER          DELTA
                                                MEXICO          BARGE      INTERNATIONAL      TOWING    CORPORATE &
                                               SEGMENT         SEGMENT        SEGMENT        SEGMENT      OTHER(A)       TOTAL
                                             ------------    -----------   -------------     -------    -----------    -------
THREE MONTHS ENDED:
   JUNE 30, 2004
     Revenues .........................        $   30.4       $   25.8       $   17.8       $    6.8     $     --      $   80.8
     Depreciation .....................            12.2            5.6            4.9            1.3           --          24.0
     Operating income (loss) ..........            (3.2)            --           (1.0)           0.8         (6.2)         (9.6)

   JUNE 30, 2003
     Revenues .........................        $   24.5       $   19.4       $   11.6       $     --     $     --      $   55.5
     Depreciation .....................            14.4            5.8            3.0             --           --          23.2
     Operating loss ...................           (29.2)         (16.4)          (0.4)            --         (4.0)        (50.0)

SIX MONTHS ENDED:
   JUNE 30, 2004
     Revenues .........................        $   56.6       $   47.9       $   36.5       $   13.6     $     --      $  154.6
     Depreciation .....................            24.6           11.2            9.8            2.6           --          48.2
     Operating income (loss) ..........           (11.9)          (4.6)          (3.2)           0.9        (17.8)        (36.6)

   JUNE 30, 2003
     Revenues .........................        $   43.6       $   44.4       $   20.8       $     --     $     --      $  108.8
     Depreciation .....................            28.7           11.7            6.0             --           --          46.4
     Operating loss ...................           (50.0)         (19.3)          (1.5)            --         (8.6)        (79.4)

----------
(a) Represents general and administrative expenses which were not allocated to a reportable segment.

      Total assets by segment were as follows (in millions):

                                                                  JUNE 30,      DECEMBER 31,
                                                                    2004            2003
                                                                -----------     ------------
               U.S. Gulf of Mexico Segment ...............      $     323.3      $    334.6
               U.S. Inland Barge Segment .................            166.5           170.4
               Other International Segment ...............            160.3           171.3
               Delta Towing Segment ......................             52.0            63.5
               Corporate and Other .......................             54.6            38.4
                                                                -----------      ----------
                   Total assets ..........................      $     756.7      $    778.2
                                                                ===========      ==========

      The Company provides contract oil and gas drilling services with different types of drilling equipment in several countries, as well as other marine support services in the U.S. coastal and inland water regions through the Company's interest in Delta Towing. Geographic information about the Company's operations was as follows (in millions):

                                                                      THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                           JUNE 30,                       JUNE 30,
                                                                    ----------------------        ------------------------
                                                                      2004          2003            2004            2003
                                                                    -------        -------        --------        --------
            OPERATING REVENUES
            United States ................................          $  63.0        $  43.9        $  118.1        $   88.0
            Other countries ..............................             17.8           11.6            36.5            20.8
                                                                    -------        -------        --------        --------
               Total operating revenues ..................          $  80.8        $  55.5        $  154.6        $  108.8
                                                                    =======        =======        ========        ========

                                                                                             JUNE 30,          DECEMBER 31,
                                                                                               2004                2003
                                                                                          -------------        ------------
    LONG-LIVED ASSETS
    United States .......................................................                 $       496.3          $   542.5
    Other countries .....................................................                         139.0              150.1

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

NOTE 17 -- SUBSEQUENT EVENTS

      Secondary Offering -- On August 3, 2004, the Company filed a registration statement on Form S-1 for the sale of up to $230 million of TODCO common stock currently owned by Transocean. The Company will not receive any proceeds from the sale of the secondary common shares.

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

      We provide contract oil and gas drilling and other support services and report the results of those operations in four business segments which, for our contract drilling services, correspond to the principal geographic regions in which we operate:

      - U.S. Inland Barge Segment -- Our barge rig fleet in this market segment consists of 12 conventional and 18 posted barge rigs. These units operate in marshes, rivers, lakes and shallow bay or costal waterways that are known as the "transition zone". This area along the U.S. Gulf Coast, where jackup rigs are unable to operate, is the world's largest market for this type of equipment.

      - U.S. Gulf of Mexico Segment -- We currently have 19 jackup and three submersible rigs in the U.S. Gulf of Mexico shallow water market segment which begins at the outer limit of the transition zone and extends to water depths of about 350 feet. Our jackup rigs in this market segment consist of independent leg cantilever type units, mat-supported cantilever type rigs and mat-supported slot type jackup rigs that can operate in water depths up to 250 feet.

      - Other International Segment -- Our other international operations are currently conducted in Mexico, Trinidad and Venezuela. In Mexico, we operate two jackup rigs and are preparing our platform rig to operate for PEMEX, the Mexican national oil company. Additionally, we have two jackup rigs in Trinidad and one in Venezuela, where we also have nine land rigs and three Lake Maracaibo barges. We may pursue selected opportunities in other regions from time to time.

      - Delta Towing Segment -- The Company has a partial interest in a joint venture that operates a fleet of U.S. marine support vessels consisting primarily of shallow water tugs, crewboats and utility barges ("Delta Towing"). We are also a substantial creditor of Delta Towing.

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

      Operating and maintenance expenses may not necessarily fluctuate in proportion to changes in operating revenues because we seek to preserve crew continuity and maintain equipment when our rigs are idle. In general, labor costs increase primarily due to higher salary levels, rig staffing requirements and inflation. Equipment maintenance expenses fluctuate depending upon the type of activity the unit is performing and the age and condition of the equipment. Our current deductible level under our hull and machinery and protection and indemnity policies is $10.0 million per occurrence.

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

      We believe that the drilling industry is emerging from a cyclical low point and that there are several trends that should benefit our operations, including:

      - Redeployment of Jackup Rigs. Greater demand for jackup rigs in international areas over the last two years has reduced the overall supply of jackups in the U.S. Gulf of Mexico. This has created a more favorable supply environment for the remaining jackups, including ours. This favorable supply environment has led to increased jackup dayrates.

      - High Natural Gas Prices. While U.S. natural gas prices are volatile, the rolling twelve-month average price of natural gas has increased from January 1994 to June 2004. We believe high natural gas prices in the United States, if sustained, should result in more exploration and development drilling activity and higher utilization and dayrates for drilling companies like us.

      - Need for Increased Natural Gas Drilling Activity. From 1994 to 2003, U.S. demand for natural gas grew at an annual rate of 0.6% while its supply grew at an annual rate of 0.2%. We believe that this supply and demand growth imbalance will continue if demand for natural gas continues to increase and production decline rates continue to accelerate. Even though the number of U.S. gas wells drilled has increased overall in recent years, a corresponding increase in production has not been realized. We believe that an increase in U.S. drilling activity will be required for the natural gas industry to meet the expected increased demand for, and compensate for the slowing production of, natural gas in the United States.

      - Trend Towards Drilling Deeper Shallow Water Gas Wells. A current trend by oil and gas companies is to drill deep gas wells along the U.S. Gulf Coast in search of new and potentially prolific untapped natural gas reserves. We believe that this trend towards deeper drilling will benefit premium jackup rigs as well as barge rigs and submersible rigs that are capable of drilling deep gas wells. In addition, we believe this trend will indirectly benefit conventional jackup fleets as the use of premium rigs in the U.S. Gulf Coast to drill deep wells should reduce the supply of rigs available to drill conventional wells.

      Market conditions for our U.S. Gulf Coast jackup fleet improved during 2003 and first six months of 2004 as a result of declining rig supply in the region. As of July 27, 2004, our 11 jackup rigs working in the U.S. Gulf Coast were contracted at dayrates ranging from $27,000 to $34,000. As of July 27, 2004, our 14 inland barges were contracted at dayrates ranging from $17,000 to $29,000. We anticipate that the declining jackup rig supply in the U.S. Gulf Coast will continue to result in improved utilization and ultimately higher dayrates. We also have experienced higher dayrates in our U.S. Gulf Coast barge market since early 2004, although utilization has not risen to previous levels. With respect to our Venezuelan operations, political unrest and exchange controls continue to negatively impact our results of operations there. As a result, we have experienced some decrease in utilization in Venezuela during the second half of 2003 and the first six months of 2004, as compared to the first half of 2003. However, two of our land rigs have recently begun operating under one-year contracts.

      The following table shows our average rig revenue per day and utilization for the quarterly periods ending on or prior to June 30, 2004 with respect to each of our three drilling segments. Average rig revenue per day is defined as operating revenue earned per revenue earning day in the period. Utilization in the table below is defined as the total actual number of revenue earning days in the period as a percentage of the total number of calendar days in the period for all drilling rigs in our fleet, as adjusted to include calendar days available for rigs that were held for sale during the periods ended on or prior to December 31, 2002.

                                                    THREE MONTHS ENDED
                              ----------------------------------------------------------------
                              JUNE 30,   SEPTEMBER 30,    DECEMBER 31,   MARCH 31,    JUNE 30,
                                2002         2002            2002          2003         2003
                              --------   -------------    ------------   ---------    --------
AVERAGE RIG
  REVENUE PER DAY:
  U.S. Gulf of
   Mexico Jackups
   and Submersibles ......    $19,900       $22,400         $21,000       $22,600      $20,200
  U.S. Inland
   Barges ................     20,200        20,700          19,600        19,100       17,600
  Other
   International .........     24,100        23,500          19,400        19,700       19,100
UTILIZATION:
  U.S. Gulf of
   Mexico
   Jackups and
   Submersibles ..........         29%           32%             34%           31%          44%
  U.S. Inland
   Barges ................         24%           47%             44%           47%          39%
  Other
   International ........          27%           23%             27%           35%          44%

                                                  THREE MONTHS ENDED
                                --------------------------------------------------------
                                SEPTEMBER 30,   DECEMBER 31,      MARCH 31,     JUNE 30,
                                    2003           2003              2004         2004
                                -------------   ------------      ---------     --------
AVERAGE RIG
  REVENUE PER DAY:
  U.S. Gulf of
   Mexico Jackups
   and Submersibles ......         $22,900         $26,700         $30,600      $30,700
  U.S. Inland
   Barges ................          18,300          18,700          20,300       22,500
  Other
   International .........          21,000          25,600          40,000       37,500
UTILIZATION:
  U.S. Gulf of
   Mexico
   Jackups and
   Submersibles ..........              54%             50%             43%          50%
  U.S. Inland
   Barges ................              38%             40%             40%          42%
  Other
   International ........               38%             28%             29%          29%

      In the third quarter of 2003, we were awarded contracts with PEMEX, the Mexican national oil company, for two of our jackup rigs and a platform rig. After upgrades to comply with contract specifications, one rig began operating on a 720-day contract in early November 2003 at a contract dayrate of approximately $42,000. The other jackup rig began operating in early December 2003 on a 1,081-day contract at a contract dayrate of approximately $39,000. The cost to prepare the two jackup rigs to work in Mexico, including mobilization costs, which are deferred and will be recognized over the primary contract term, was approximately $22 million in the aggregate. The platform rig contract is 1,289 days in duration and is anticipated to begin operations in late 2004 at a contract dayrate of approximately $29,000. We are upgrading the platform rig to comply with PEMEX contract specifications and anticipate the upgrade cost will be approximately $8 million to $9 million. Each of the contracts can be terminated by PEMEX on five days' notice, subject to certain conditions.

      Recently, two of our land rigs began working in Venezuela under one-year term contracts at dayrates of $22,200 and $23,800. Our jackup rig, THE 156, which began operating in Venezuela in mid-December 2003, is expected to complete operations in September 2004 and will be relocated to the U.S. Gulf of Mexico.

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

      In July 2002, Transocean announced plans to divest its Gulf of Mexico shallow and inland water ("Shallow Water") business through an initial public offering of TODCO. During 2003, we completed the transfer to Transocean of all assets not related to our Shallow Water business ("Transocean Assets"), including the transfer of all revenue-producing Transocean Assets. Accordingly, the Transocean Assets and related operations have been reflected as discontinued operations in our historical financial statements. See "-- Related Party Transactions -- Asset Transfers to Transocean" and "-- Relationship between Us and Transocean -- Master Separation Agreement -- TODCO Business" and "-- Transfer of Assets and Assignment of Liabilities" for a description of the separation of our respective businesses.

      In February 2004, we completed the initial public offering of 13,800,000 shares of our Class A common stock (the "IPO") as part of our separation from Transocean. We did not receive any proceeds from the IPO.

      On August 3, 2004, we filed a registration statement on Form S-1 for the sale of up to $230 million of TODCO common stock currently owned by Transocean. We will not receive any proceeds from the sale of the secondary common shares.

      Transocean currently owns 100% of our outstanding Class B common stock giving it approximately 94% of the combined voting power of our outstanding common stock due to the five votes per share of Class B common stock, as compared to the one vote per share of Class A common stock. Transocean does not own any of our outstanding Class A common stock. Transocean has advised us that its current long term intent is to dispose of our Class B common stock owned by it.

CHANGES IN FINANCIAL REPORTING OF FUTURE RESULTS OF OPERATIONS

      As a result of our separation from Transocean, including the transfer of the Transocean Assets to Transocean in 2003 and the completion of our IPO in February 2004, our reporting of certain aspects of our results of operations differ from our historical reporting of results of operations. The following discussion describes these and other differences.

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

      In February 2004, we adopted a long term incentive plan for certain of our employees and non-employee directors in order to provide additional incentives through the grant of awards (the "Plan"). In conjunction with the closing of the IPO, we granted restricted stock and stock options to certain employees and non-employee directors. Based upon the IPO price of $12.00 per share, the value of these awards that we will recognize as compensation expense is approximately $17.2 million. We recognized $7.9 million of compensation expense related to these awards and grants in the first half of 2004. We will amortize the remaining $9.3 million to compensation expense over the vesting period of the awards and options with $2.8 million recognized during the third and fourth quarters of 2004, $4.8 million in 2005 and $1.7 million in 2006 and thereafter. In addition to these initial grants under the

Plan, we may elect to make additional grants of restricted stock and stock options. The value of any additional awards under the Plan will be recognized as compensation expense over the vesting period of the awards.

      In addition, certain of our employees held options to acquire Transocean ordinary shares that were granted prior to the IPO. In accordance with the employee matters agreement, the employees holding such options were treated as terminated for the convenience of Transocean on the IPO date. As a result, these options became fully vested and were modified to remain exercisable over the original contractual life. In connection with the modification of the options, we recognized $1.5 million in additional compensation expense in the first quarter of 2004. No further compensation expense will be recognized related to the Transocean options.

      Interest income consists of interest earned on our cash balances and, for periods before December 31, 2003, on notes receivable from Delta Towing. Because of the adoption of the Financial Accounting Standards Board's ("FASB") Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51 ("FIN 46") (see "-- Relationships with Variable Interest Entities"), and the resulting consolidation of Delta Towing in our consolidated balance sheet effective December 31, 2003, in the future we expect interest income to consist of interest earned on our cash balances. For periods before the IPO, interest expense consisted of financing cost amortization and interest associated with our senior notes, other debt and other related party debt as described in the notes to our condensed consolidated financial statements. We expect our debt levels and, correspondingly, our interest expense to be substantially lower in 2004 than historical debt levels and interest expense reflected in our historical operating results as a result of the retirement of notes payable to Transocean prior to the IPO. After the closing of the IPO, interest expense primarily includes interest on the approximately $24 million face value of our senior notes payable to third parties and any borrowings under our credit facility, commitment fees on the unused portion of our line of credit and the amortization of financing costs.

      In conjunction with the IPO, we entered into a tax sharing agreement with Transocean, whereby, Transocean will indemnify us against substantially all pre-IPO income tax liabilities. However, we must pay Transocean for substantially all pre-closing income tax benefits utilized subsequent to the closing of the IPO. As of June 30, 2004, we had approximately $485 million of estimated pre-closing income tax benefits subject to this obligation to reimburse Transocean of which approximately $173 million of the tax benefits were reflected in our historical financial statements at December 31, 2003. The additional estimated tax benefits resulted from the closing of the IPO, specified ownership changes, statutory allocations of tax benefits among Transocean's consolidated group members and other events. Depending upon certain tax planning strategies executed by Transocean during 2004 and actual Transocean taxable income for the current year, this pre-closing tax benefit amount could change.

      As part of the tax sharing agreement, the Company recorded an equity transaction in February 2004 to reflect the transfer to Transocean of approximately $174 million of pre-closing income tax benefits which the Company may utilize or be deemed to have utilized in the future; however, the Company must pay Transocean for substantially all pre-closing income tax benefits utilized or deemed to have been utilized subsequent to the closing of the IPO. As these pre-closing income tax benefits cannot be legally transferred to Transocean or another entity, the Company has reflected the transfer of approximately $174 million of income tax benefits as a corresponding, and offsetting, obligation to Transocean within the deferred income tax asset accounts and a reduction in additional paid-in capital in the condensed consolidated balance sheet at June 30, 2004. In addition, Transocean agreed to indemnify TODCO for certain tax liabilities that existed as of the IPO date of $10.3 million. The tax indemnification by Transocean was recorded as a credit to additional paid-in capital with a corresponding offset to a related party receivable from Transocean.

      Additionally, the tax sharing agreement provides that if any person other than Transocean or its subsidiaries becomes the beneficial owner of greater than 50% of the total voting power of TODCO's outstanding voting stock, we will be deemed to have utilized all of these pre-closing tax benefits, and we will be required to pay Transocean an amount for the deemed utilization of these tax benefits adjusted by a specified discount factor. If an acquisition of beneficial ownership had occurred on June 30, 2004, the estimated amount that we would have been required to pay to Transocean would have been approximately $390 million. See "--Relationship Between Us and Transocean -- Tax Sharing Agreement".

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

      Property and Equipment. Our property and equipment represent approximately 81% of our total assets as of June 30, 2004. We determine the carrying value of these assets based on our property and equipment accounting policies, which incorporate our estimates, assumptions and judgments relative to capitalized costs, useful lives and salvage values of our rigs. We review our property and equipment for impairment when events or changes in circumstances indicate that the carrying value of these assets or asset groups may be impaired or when reclassifications are made between property and equipment and assets held for sale as prescribed by the FASB's Statement of Financial Accounting Standards ("SFAS") 144, Accounting for Impairment or Disposal of Long-Lived Assets. Asset impairment evaluations are based on estimated undiscounted cash flows for the assets being evaluated. Our estimates, assumptions and judgments used in the application of our property and equipment accounting policies reflect both historical experience and expectations regarding future industry conditions and operations. Using different estimates, assumptions and judgments, especially those involving the useful lives of our rigs and expectations regarding future industry conditions and operations, would result in different carrying values of assets and results of operations. For example, a prolonged downturn in the drilling industry in which utilization and dayrates were significantly reduced could result in an impairment of the carrying value of our drilling rigs.

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

RESULTS OF CONTINUING OPERATIONS

      The following table sets forth our operating days, average rig utilization rates, average rig revenue per day, revenues and operating expenses by operating segment for the periods indicated:

                                                                    FOR THE THREE MONTHS ENDED           FOR THE SIX MONTHS ENDED
                                                                             JUNE 30,                            JUNE 30,
                                                                   ---------------------------         ---------------------------
                                                                     2004              2003              2004              2003
                                                                   ---------         ---------         ---------         ---------
U.S. GULF OF MEXICO SEGMENT:                                                     (IN MILLIONS EXCEPT PER DAY DATA)
  Operating days ...........................................             990             1,212             1,847             2,055
  Available days(a) ........................................           2,002             2,730             4,004             5,430
  Utilization(b) ...........................................              50%               44%               46%               38%
  Average rig revenue per day(c) ...........................       $  30,700         $  20,200         $  30,600         $  21,200
  Operating revenues .......................................       $    30.4         $    24.5         $    56.6         $    43.6
  Operating and maintenance expenses(d) ....................            21.4              28.8              45.4              54.4
  Depreciation .............................................            12.2              14.4              24.6              28.7
  Impairment loss on long-lived assets .....................              --              10.6                --              10.6
  Gain on disposal of assets, net ..........................              --              (0.1)             (1.5)             (0.1)
  Operating loss ...........................................            (3.2)            (29.2)            (11.9)            (50.0)
U.S. INLAND BARGE SEGMENT:
  Operating days ...........................................           1,147             1,102             2,237             2,414
  Available days(a) ........................................           2,730             2,791             5,460             5,581
  Utilization(b) ...........................................              42%               40%               41%               43%
  Average rig revenue per day(c) ...........................       $  22,500         $  17,600         $  21,400         $  18,400
  Operating revenues .......................................       $    25.8         $    19.4         $    47.9         $    44.4
  Operating and maintenance expenses(d) ....................            21.0              30.0              42.3              52.0
  Depreciation .............................................             5.6               5.8              11.2              11.7
  Gain on disposal of assets, net ..........................            (0.8)               --              (1.0)               --
  Operating loss ...........................................              --             (16.4)             (4.6)            (19.3)
OTHER INTERNATIONAL SEGMENT:
  Operating days ...........................................             475               605               942             1,072
  Available days(a) ........................................           1,638             1,365             3,276             2,715
  Utilization(b) ...........................................              29%               44%               29%               40%
  Average rig revenue per day(c) ...........................       $  37,500         $  19,200         $  38,700         $  19,400
  Operating revenues .......................................       $    17.8         $    11.6         $    36.5         $    20.8
  Operating and maintenance expenses(d) ....................            14.2               8.3              30.2              15.6
  Depreciation .............................................             4.9               3.0               9.8               6.0
  Impairment loss on long-lived assets .....................              --               1.0                --               1.0
  Gain on disposal of assets, net ..........................            (0.3)             (0.3)             (0.3)             (0.3)
  Operating loss ...........................................            (1.0)             (0.4)             (3.2)             (1.5)
DELTA TOWING SEGMENT:
  Operating revenues .......................................       $     6.8         $      --         $    13.6         $      --
  Operating and maintenance expenses(d) ....................             4.5                --              10.1                --
  Depreciation .............................................             1.3                --               2.6                --
  General and administrative expenses ......................             1.0                --               1.8                --
  Gain on disposal of assets ...............................            (0.8)               --              (1.8)               --
  Operating income .........................................             0.8                --               0.9                --
TOTAL COMPANY:
  Rig operating days .......................................           2,612             2,919             5,026             5,541
  Rig available days(a) ....................................           6,370             6,886            12,740            13,726
  Rig utilization(b) .......................................              41%               42%               40%               40%
  Average rig revenue per day(c) ...........................       $  28,300         $  19,000         $  28,100         $  19,600
  Operating revenues .......................................       $    80.8         $    55.5         $   154.6         $   108.8
  Operating and maintenance expenses(d) ....................            61.1              67.1             128.0             122.0
  Depreciation .............................................            24.0              23.2              48.2              46.4
  General and administrative expenses ......................             7.2               4.0              19.6               8.6
  Impairment loss on long-lived assets .....................              --              11.6                --              11.6
  Gain on disposal of assets, net ..........................            (1.9)             (0.4)             (4.6)             (0.4)
  Operating loss ...........................................            (9.6)            (50.0)            (36.6)            (79.4)

----------
See notes on following page.

Notes to preceding table.

      (a) Available days are the total number of calendar days in the period for all drilling rigs in our fleet. Utilization is the total number of operating days in the period as a percentage of the total number of calendar days in

      (b) the period for all drilling rigs in our fleet. Average rig revenue per day is defined as revenue earned per operating day for the applicable segment, and as total U.S.

      (c) Gulf of Mexico, U.S. Inland Barge and Other International revenues per rig operating days for "Total Company".

      (d) Excludes depreciation, amortization and general and administrative expenses.

      Our consolidated results of operations for the first half of 2004 reflect the consolidation of our 25% ownership interest in Delta Towing effective January 1, 2004 in accordance with FIN 46. Accordingly, our results for 2004 include revenues and expenses for Delta Towing. Prior to the adoption of FIN 46, we recorded our 25% interest in the results of Delta Towing as equity in income
(loss) of joint ventures in our consolidated statements of operations and also recognized interest income--related party related to Delta Towing's notes payable to us. See "-- Relationships with Variable Interest Entities" for a discussion of the effects of FIN 46 on our investment in Delta Towing.

THREE MONTHS ENDED JUNE 30, 2004 AND 2003

      Revenues. Total revenues increased $25.3 million or 46% during the three months ended June 30, 2004, as compared to the same period in 2003. The increase in revenues is primarily attributable to higher overall average rig revenue per day earned in the second quarter of 2004, as compared to the prior year period, and the inclusion of revenues from the operation of Delta Towing's fleet of marine support vessels. Overall average rig revenue per day increased from $19,000 for the three months ended June 30, 2003 to $28,300 for the three months ended June 30, 2004. The increase in average rig revenue per day reflects the continued improvement of market conditions in the U.S. Gulf of Mexico and transition zone along the U.S. Gulf Coast, as well as two of our jackup rigs which began operating offshore Mexico in late 2003 and a jackup rig that is currently working offshore Venezuela. Average rig utilization of 41% for the three months ended June 30, 2004 was slightly lower than the comparable period in 2003 due primarily to a decrease in utilization of our land rigs in Venezuela in the second quarter of 2004.

      Revenues for our U.S. Gulf of Mexico segment increased $5.9 million or 24% in the three months ended June 30, 2004, as compared to the second quarter of 2003. In 2004, we achieved higher average rig revenue per day for our jackup and submersible drilling fleet, which resulted in an additional $10.9 million in operating revenues for the three months ended June 30, 2004, as compared to the same period in 2003. The increase in average rig revenue per day is the result of our success in obtaining contracts with our customers at higher day rates in response to a decreased supply of jackup drilling rigs in the U.S. Gulf of Mexico. Results for the second quarter of 2004 reflect slightly higher utilization for our current rig fleet in this market, after giving effect to the transfers of the jackup drilling units THE 156, THE 205 and THE 206 to our Other International segment in the fourth quarter of 2003. The drilling units transferred to our Other International segment in the second quarter of 2003 generated revenues of $5.4 million in the three months ended June 30, 2003.

      Revenues for our U.S. Inland Barge segment increased $6.4 million or 33% in the three months ended June 30, 2004, as compared to the same period in the prior year, primarily due to higher average rig revenue per day achieved in 2004, as compared to 2003. Average rig revenue per day increased from $17,600 for the three months ended June 30, 2003 to $22,500 for the same period in 2004 as a result of our successful marketing efforts in negotiating higher day rates for our fleet of inland barges during 2004. The increase in average rig revenue per day resulted in additional revenues of $5.6 million for the three months ended June 30, 2004, as compared to the second quarter of 2003. Average rig utilization increased slightly from 40% in the second quarter of 2003 to 42% in the second quarter of 2004, reflecting a slight improvement in this market segment, which resulted in $0.8 million in additional operating revenues. Although this market has improved slightly in 2004, utilization of our inland barge fleet has still not risen to the levels experienced in the first half of 2003.

      Revenues for our Other International segment were $17.8 million for the three months ended June 30, 2004. The 53%, or $6.2 million, increase over operating revenues reported for the three months ended June 30, 2003 reflects the operation of two of our jackup rigs, (THE 205 and THE 206), which began working offshore Mexico in late 2003 under long-term contracts and the operation of THE 156, which began operating under a multi-well contract with ConocoPhillips offshore Venezuela in late December. The operation of these rigs in 2004 contributed an additional $12.3 million in operating revenues during the three months ended June 30, 2004. The favorable contribution by these jackup rigs was partially offset by lower utilization for our land rigs in Venezuela and a platform rig in Trinidad that completed its contract in the second half of 2003. The lower utilization for our land rigs in Venezuela resulted in a $3.9 million decrease in operating revenues for the three months ended June 30, 2004, as compared to the same period in 2003. Our platform rig operating in Trinidad until the third quarter of 2003 generated $2.2 million in the second quarter of 2003.

      Our revenues for the second quarter of 2004 included $6.8 million related to the operation of Delta's fleet of U.S. marine support vessels.

      Operating and Maintenance Expenses. Total operating and maintenance expenses were $61.1 million for the three months ended June 30, 2004, as compared to $67.1 million for the same period in 2003. A decrease in operating expenses for our U.S. Gulf of Mexico and Inland Barge segments was partly offset by higher operating expenses in our Other International segment, primarily due to the transfer of three jackup drilling rigs from the U.S. Gulf of Mexico to international locations, the absence of a one-time charge related to a well-control incident in 2003, and the inclusion of $4.5 million in operating expenses related to Delta Towing.

      Operating costs for our U.S. Gulf of Mexico segment declined $7.4 million or 26% in the three months ended June 30, 2004, as compared to the same period in 2003, primarily due to the transfer of three jackup rigs to locations offshore Mexico and Venezuela in the fourth quarter of 2003 ($6.0 million), higher writedowns, net of recoveries, of accounts and other receivables in the second quarter of 2003 ($3.0 million) and lower personal injury and property damage claims costs in the 2004 period ($1.4 million). These favorable variances in operating costs were partly offset by higher major maintenance costs for our jackup fleet in this segment ($2.2 million) and higher mobilization costs ($0.8 million), associated with well-to-well rig moves in the second quarter of 2004, as compared to the same period in 2003.

      Operating and maintenance expenses for our U.S. Inland Barge segment were $21.0 million for the three months ended June 30, 2004, as compared to $30.0 million for the same period in 2003. Our results for the second quarter of 2003 included a one-time charge of $7.2 million related to a June 2003 well-control incident on one of our inland barge rigs. The further decrease in operating expenses for this segment during the second quarter of 2004, as compared to the comparable period in 2003, was primarily the result of lower personal injury and property damage claims costs ($2.1 million), lower personnel-related charges ($0.5 million), and lower operating costs related to support vessels and other equipment rentals ($0.8 million). These favorable decreases were partly offset by $0.9 million in higher maintenance costs in the second quarter of 2004, as compared to the second quarter of 2003, and the write-down of other receivables of $0.9 million.

      Operating costs for our Other International segment for the second quarter of 2004 were $14.2 million, which represents an increase of $5.9 million as compared to the same period in 2003, primarily due to the commencement of our jackup operations in Mexico in the fourth quarter of 2003 that resulted in $6.3 million of additional operating expenses. Operating expenses in the second quarter of 2004 also included $2.6 million of costs related to the operation of one of our jackup rigs offshore Venezuela that commenced operations for ConocoPhilips in December 2003, partly offset by lower operating costs of $1.3 million as a result of the decrease in utilization for our land rigs in Venezuela. Our results for this segment in the second quarter of 2003 included $1.7 million in operating costs related to our platform rig in Trinidad which completed its contract in the third quarter of 2003.

      General and Administrative Expenses. General and administrative expenses were $7.2 million for the three months ended June 30, 2004, as compared to $4.0 million for the second quarter of 2003. The $3.2 million increase in general and administrative costs in the second quarter of 2004, as compared to the same period in 2003, reflects $1.6 million in stock compensation expense recognized in the second quarter of 2004 as a result of stock option and restricted stock awards subsequent to our February 2004 IPO, $1.0 million in general and administrative expenses related to Delta Towing, and $0.9 million in higher other overhead costs, primarily related to corporate insurance policies and professional fees. These unfavorable variances in general and administrative expenses in the second quarter of 2004, as compared to the same period in 2003, were partly offset by lower administrative charges of $0.3 million under our transition services agreement with Transocean, which became effective in the third quarter of 2003. See "--Related Party Transactions -- Allocation of Administrative Costs".

      Impairment Loss on Long-Lived Assets. During the second quarter of 2003, we recorded a non-cash impairment charge of $10.6 million resulting from our decision to take five jackup rigs out of drilling service and market the rigs for alternative uses. We do not anticipate returning these rigs to drilling service, as we believe it would be cost prohibitive to do so. As a result of this decision, and in accordance with SFAS 144, the carrying value of these assets was adjusted to fair market value. The fair market value of these units as non-drilling rigs was based on third party valuations. Additionally in the second quarter of 2003, we recorded a $1.0 million non-cash impairment resulting from our determination that assets of entities in which we had an investment did not support our recorded investment. The impairment was determined and measured based upon the remaining book value of the assets and our assessment of the fair value at the time the decision was made. The entities were liquidated in early 2004.

      Interest Expense. Third party interest expense and interest expense-related party decreased $11.2 million in the three months ended June 30, 2004, as compared to the same period in 2003, primarily due to lower debt balances owed to third parties and Transocean. In 2003, we repaid $15.2 million of third party debt and, in conjunction with the transfer of the Transocean Assets, we retired $529.7 million in related party debt payable to Transocean during 2003. Additionally, prior to the closing of our IPO, we completed a debt-for-equity exchange of all our remaining outstanding related party debt payable to Transocean.

      Loss on Retirement of Debt. In conjunction with the retirement of debt held by Transocean in the second quarter of 2003, we recorded a $49.5 million loss on retirement of related party debt. See "-- Related Party Transactions -- Long-Term Debt -- Transocean".

      Impairment of Investment in and Advance to Joint Venture. Based on cash flow projections and industry conditions, we recorded a $21.3 million impairment of our notes receivable from Delta Towing during the second quarter of 2003. See "--Relationships with Variable Interest Entities".

      Other, Net. In January 2003, Venezuela implemented foreign exchange controls that limit our ability to convert local currency into U.S. dollars and transfer excess funds out of Venezuela. The exchange controls caused an artificially high value to be placed on the local currency. As a result, we recognized a $2.4 million loss on revaluation of the local currency into U.S. dollars during the second quarter of 2003. Other income, net was not significant for the second quarter of 2004.

      Income Tax Benefit. The income tax benefit of $3.1 million for the three months ended June 30, 2004, are based on an estimated annual effective tax rate ("ETR") of 30.75%, as compared to $32.8 million for the comparable period in 2003, based on an ETR of 24.3%. The increased ETR is primarily the result of not providing a valuation allowance on net operating losses generated in the first half of 2004.

SIX MONTHS ENDED JUNE 30, 2004 AND 2003

      Revenues. Total revenues increased $45.8 million or 42% during the first half of 2004, as compared to the same period in 2003. The increase in revenues is primarily attributable to higher overall average rig revenue per day earned in 2004, as compared to the prior year period, and the inclusion of revenues from the operation of Delta Towing's fleet of marine support vessels. Overall average rig revenue per day increased from $19,600 for the six months ended June 30, 2003 to $28,100 for the six months ended June 30, 2004. The increase in average rig revenue per day reflects the continued improvement of market conditions in the U.S. Gulf of Mexico and transition zone along the U.S. Gulf Coast, as well as the addition of two of our jackup rigs which began operating offshore Mexico in late 2003 and a jackup rig that is currently working offshore Venezuela. Average rig utilization of 40% for the six months ended June 30, 2004 remained unchanged from the comparable period in 2003 due to a decrease in total available rig operating days in the 2004 period as a result of the removal of five jackup rigs from our actively marketed fleet in the second quarter of 2003, combined with the effect of lower land rig utilization in Venezuela during 2004.

      Revenues for our U.S. Gulf of Mexico segment increased $13.0 million or 30% in the six months ended June 30, 2004, as compared to the first half of 2003. In 2004, we achieved higher average rig revenue per day for our jackup and submersible drilling fleet, which resulted in an additional $18.0 million in operating revenues for six months ended June 30, 2004, as compared to the same period in 2003. The increase in average rig revenue per day is the result of our success in obtaining contracts with our customers at higher day rates in response to increased market demand. Results for the first half of 2004 also reflect higher utilization for our current rig fleet in this market, after giving effect to the transfers of the jackup drilling units THE 156, THE 205 and THE 206 to our Other International segment in the fourth quarter of 2003. This increase in utilization resulted in $5.0 million in additional rig revenues in the six months ended June 30, 2004, as compared to the same period in 2003. The drilling units transferred to our Other International segment generated revenues of $10.0 million in the six months ended June 30, 2003.

      Revenues for our U.S. Inland Barge segment increased $3.5 million or 8% in the six months ended June 30, 2004, as compared to the same period in the prior year, primarily due to higher average rig revenue per day achieved in 2004, as compared to 2003. Average rig revenue per day increased from $18,400 for the six months ended June 30, 2003 to $21,400 for the six months ended June 30, 2004, as a result of our successful marketing efforts in negotiating higher day rates for our fleet of inland barges during 2004. The increase in average rig revenue per day resulted in additional revenues of $6.8 million for the six months ended June 30, 2004, as compared to the same period in 2004. Although this market has improved slightly in 2004, utilization of our inland barge fleet has still not risen to the levels experienced in the first half of 2003. Utilization of our inland barge fleet was 41% for the year-to-date period in 2004, as compared to 43% for the first six months of 2003, which resulted in $3.3 million lower operating revenues in the first six months of 2004, as compared to the same period in 2003.

      Revenues for our Other International segment were $36.5 million for the six months ended June 30, 2004. The 75%, or $15.7 million, increase over operating revenues reported for the six months ended June 30, 2003 reflects the operation of two of our jackup rigs, (THE 205 and THE 206), which began working offshore Mexico in late 2003 under long-term contracts and the operation of THE 156, which began operating under a multi-well contract with ConocoPhillips in late December 2003. The operation of these rigs in 2004 contributed an additional $26.2 million in operating revenues during the six months ended June 30, 2004. The favorable contribution by these jackup rigs was partially offset by lower utilization for our land rigs in Venezuela and a platform rig in Trinidad that completed its contract in the second half of 2003. The lower utilization for our land rigs in Venezuela resulted in a $6.1 million decrease in operating revenues for the six months ended June 30, 2004, as compared to the same period in 2003. Our platform rig, which was operating in Trinidad until the third quarter of 2003, generated $4.7 million of operating revenues in the six months ended June 30, 2003.

      Our revenues for the first half of 2004 included $13.6 million related to the operation of Delta Towing's fleet of U.S. marine support vessels.

      Operating and Maintenance Expenses. Total operating and maintenance expenses increased $6.0 million in the first six months of 2004, as compared to operating expenses of $122.0 million for the same period in 2003. A decrease in operating expenses for our U.S. Gulf of Mexico and Inland Barge segments was partly offset by higher operating expenses in our Other International segment, primarily due to the transfer of three jackup drilling rigs from the U.S. Gulf of Mexico to international locations, the absence of one-time charges related to a well-control incident on one of our barge rigs and an insurance provision for damages sustained to the mat finger on one of our jackup rigs in 2003. Our results for the first half of 2004 also included $10.1 million in operating expenses related to Delta Towing.

      Operating costs for our U.S. Gulf of Mexico segment declined $9.0 million or 17% in the first half of 2004, as compared to the same period of 2003, primarily due to the transfer of three of our jackup rigs to locations in Mexico and Venezuela in the fourth quarter of 2003 ($10.2 million), an insurance provision in 2003 for damages sustained to one of our jackup rigs ($2.2 million), lower personal injury and property damage claims costs during the first half of 2004 ($1.4 million) and higher write-downs, net of recoveries, of accounts and other receivables in the first six months of 2003 ($1.2 million). These favorable variances in operating costs were partly offset by higher maintenance costs for our jackup rig fleet in the U.S. Gulf of Mexico ($3.0 million), higher personnel-related charges ($1.8 million), including higher labor and health benefits costs, and higher mobilization costs ($1.2 million), associated with well-to-well rig moves during the first half of 2004, as compared to the comparable period in 2003.

      Operating and maintenance expenses for our U.S. Inland Barge segment were $42.3 million for the six months ended June 30, 2004, as compared to $52.0 million for the same period in 2003. Our results for the first half of 2003 included a one-time charge of $7.2 million related to a June 2003 well-control incident on one of our inland barge rigs. The further decrease in operating expenses for this segment in the first six months of 2004, as compared to the comparable period in 2003, was primarily the result of lower personnel-related charges ($2.3 million) due primarily to lower labor costs, partly offset by higher health benefits costs, lower personal injury and property damage claims costs ($1.9 million) and lower operating costs related to support vessels and other equipment rentals ($1.0 million). These favorable decreases were partly offset by $2.0 million in higher maintenance costs in the second quarter of 2004, as compared to the second quarter of 2003, and the write-down of other receivables of $0.9 million in the first half of 2004.

      Operating costs for our Other International segment for the first six months of 2004 increased $14.6 million, as compared to the same period in 2003, primarily due to $13.2 million of additional operating expenses as a result of our jackup drilling operations in Mexico. Operating expenses in the first half of 2004 also included $7.6 million of costs related to the operation of the THE 156 offshore Venezuela beginning in December 2003, partly offset by lower operating costs of $3.2 million as a result of lower utilization for our land rigs in Venezuela. Our results for this segment in the first six months of 2003 included $3.3 million of additional operating costs related to our platform rig in Trinidad, which completed its contract in the third quarter of 2003.

      General and Administrative Expenses. General and administrative expenses were $19.6 million for the six months ended June 30, 2004, as compared to $8.6 million for the comparable period in 2003. General and administrative expenses for the six months ended June 30, 2004 increased $11.0 million, as compared to the same period in 2003, due primarily to the inclusion of $7.9 million of stock compensation expense associated with post-IPO grants of stock options and restricted stock awards, $1.5 million in stock compensation expense related to the modification of Transocean stock options held by some of our employees, $1.8 million in general and administrative expenses for Delta Towing and $0.8 million in higher other overhead costs, primarily related to corporate insurance policies and professional fees. These unfavorable variances in general and administrative expenses in the first six months of 2004, as compared to the same period in 2003, were partly offset by lower administrative charges of $1.0 million for the six months ended June 30, 2004 under our transition services agreement with Transocean, which became effective in the third quarter of 2003. See "--Related Party Transactions -- Allocation of Administrative Costs".

      Impairment Loss on Long-Lived Assets. During the second quarter of 2003, we recorded a non-cash impairment charge of $10.6 million resulting from our decision to take five jackup rigs out of drilling service and market the rigs for alternative uses. We do not anticipate returning these rigs to drilling service, as we believe it would be cost prohibitive to do so. As a result of this decision, and in accordance with SFAS 144, the carrying value of these assets was adjusted to fair market value. The fair market value of these units as non-drilling rigs was based on third party valuations. Additionally in the second quarter of 2003, we recorded a $1.0 million non-cash impairment resulting from our determination that assets of entities in which we had an investment did not support our recorded investment. The impairment was determined and measured based upon the remaining book value of the assets and our assessment of the fair value at the time the decision was made. The entities were liquidated in early 2004.

      Gain on Disposal of Assets, Net. During the six months ended June 30, 2004, we realized gains on disposal of assets of $4.6 million, primarily related to the sale of four marine support vessels by Delta Towing ($1.0 million in March 2004 and $0.8 million in the second quarter of 2004) , the settlement of an October 2000 insurance claim for one of our jackup rigs ($1.5 million in March 2004), and the sale of used drill pipe ($0.9 million in June 2004). Net gains (losses) on disposal of assets were not significant in the first half of 2003.

      Interest Expense. Third party interest expense and interest expense-related party decreased $23.0 million in the six months ended June 30, 2004, as compared to the same period in 2003, primarily due to lower debt balances owed to third parties and Transocean. In 2003, we repaid $15.2 million of third party debt and, in conjunction with the transfer of the Transocean Assets, we retired $529.7 million in related party debt payable to Transocean during 2003. Additionally, prior to the closing of our IPO, we completed a debt-for-equity exchange of all our remaining outstanding related party debt payable to Transocean.

      Loss on Retirement of Debt. In conjunction with the retirement of debt held by Transocean in the first half of 2003, we recorded losses on retirement of related party debt for the six months ended June 30, 2003 of $79.5 million. In the first quarter of 2004, we wrote off the remaining balance of unamortized fees of approximately $1.9 million associated with the exchange of Transocean debt for our outstanding senior notes in March 2002 due to the retirement of the debt in conjunction with the IPO. See "-- Related Party Transactions -- Long-Term Debt -- Transocean".

      Impairment of Investment in and Advance to Joint Venture. Based on cash flow projections and industry conditions, we recorded a $21.3 million impairment of our notes receivable from Delta Towing during the second quarter of 2003. See "--Relationships with Variable Interest Entities".

      Other, Net. Other income, net was $0.6 million for the six months ended June 30, 2004 and related primarily to foreign currency translation gains recognized during the period. Other expense, net was $2.5 million for the six months ended June 30, 2003, including a $2.4 million loss on revaluation of our local currency in Venezuela. In January 2003, Venezuela implemented foreign exchange controls that limit our ability to convert local currency into U.S. dollars and transfer excess funds out of Venezuela. The exchange controls caused an artificially high value to be placed on the local currency. As a result, we recognized a loss on revaluation of the local currency into functional U.S. dollars during the second quarter of 2003.

      Income Tax Benefit. The income tax benefit of $13.3 million for the six months ended June 30, 2004 reflects an ETR of 30.75%, as compared to $51.0 million for the comparable period in 2003, based on an ETR of 24.3%. The increased ETR is primarily the result of not providing a valuation allowance on net operating losses generated in the first half of 2004.

DISCONTINUED OPERATIONS

      In July 2002, Transocean announced plans to divest its Shallow Water business through an initial public offering of TODCO. During 2003, we completed the transfer to Transocean of the Transocean Assets, including all revenue-producing Transocean Assets. Accordingly, the Transocean Assets and related operations have been reflected as discontinued operations in our historical financial statements. See Note 15 to our condensed consolidated financial statements, for a discussion of discontinued operations. See "-- Related Party Transactions -- Asset Transfers to Transocean" for a description of the separation of our respective businesses.

FINANCIAL CONDITION

      At June 30, 2004 and December 31, 2003, we had total assets of $756.7 million and $778.2 million, respectively. The $21.5 million decrease in assets during the first six months of 2004, is primarily attributable to normal depreciation of $48.2 million, $3.3 million in net amortization of deferred preparation and mobilization costs and the write-off of $1.9 million in unamortized consent fees associated with the Transocean senior note exchange. These decreases in assets were partly offset by $14.6 million in deferred income tax assets recognized in the first half of 2004, a $10.1 million increase in amounts receivable from Transocean in recognition of the post-IPO business and tax indemnities, $7.9 million in higher cash and cash equivalents (see "--Liquidity and Capital Resources"), and other net decreases in assets of $0.7 million.

LIQUIDITY AND CAPITAL RESOURCES

SOURCES AND USE OF CASH

      The following discussion relates to our historical sources and uses of cash, which includes components from both continuing operations and discontinued operations during 2003.

      Six Months Ended June 30, 2004 Compared to Six Months Ended June30, 2003. Net cash provided by operating activities was $4.9 million for the six months ended June 30, 2004, as compared to $77.0 million for the same period in 2003. The $72.1 million decrease in net cash provided by operating activities is primarily attributable to lower adjustments to reconcile net loss as reported to net cash used in operating activities and less cash provided by changes in operating assets and liabilities, partly offset by a lower reported net loss in the first six months of 2004 as compared to the same period of 2003. We reported a $194.0 million lower net loss in the first quarter of 2004, as compared to the first quarter of 2003, primarily due to the absence of net losses attributable to the Transocean Assets ($65.0 million) which were transferred to Transocean during 2003, a lower operating loss from continuing operations, lower net interest expense ($19.4 million) and lower other non-cash charges in the first half of 2004. Non-cash adjustments decreased $82.1 million for the six months ended June 30, 2004, as compared to the first six months of 2003, primarily related to depreciation, deferred income taxes, (gain) loss on disposal of assets, loss on retirement of debt and impairment losses on long-lived assets and our investment in and advances to Delta Towing.

Non-cash adjustments for the first half of 2004 also included a $9.4 million favorable adjustment related to stock-based compensation expense associated with our post-IPO stock option grants and restricted stock awards, as well as the modification of the Transocean stock options held by TODCO employees. Cash used by changes in operating assets and liabilities, net of effect of distributions to affiliates, was $3.1 million for the first six months of 2004 as compared to $180.9 million in cash provided by changes in operating assets and liabilities for the same period in 2003. The $184.0 million decrease in cash provided by changes in operating assets and liabilities is primarily the result of the transfer of the Transocean Assets to Transocean and the related settlement of outstanding balances with Transocean.

      Net cash provided by investing activities amounted to $4.9 million for the first six months of 2004 compared to $69.3 million for the same period in 2003. The $64.4 million decrease in net cash provided by investing activities relates primarily to the sales of the Transocean Assets to Transocean which were completed by the end of the second quarter of 2003.

      Net cash used in financing activities amounted to $1.9 million for the first six months of 2004, as compared to a usage of $235.6 million for the same period in 2003. Financing activities for the 2004 period included the payoff of our capital lease obligations in the second quarter of 2004. Cash used in financing activities in the first half of 2003 included $103.9 million in cash balances transferred to Transocean in connection with the sale and distribution of subsidiaries to Transocean, the net repayment of long-term advances from Transocean of $54.0 million and $78.8 million in repayments of other debt. See "-- Related Party Transactions".

SOURCES OF LIQUIDITY AND CAPITAL EXPENDITURES

      Asset sales and our cash flows from operations were our primary sources of liquidity for the six months ended June 30, 2004. Our primary sources of liquidity for the six months ended June 30, 2003 were our cash flows from continuing and discontinued operations. For the six months ended June 30, 2004, our primary uses of cash were capital expenditures of $4.8 million related to upgrades and replacements of equipment and the retirement of amounts owed under capital lease obligations. Primary uses of cash for the first six months of 2003 were debt repayments, including amounts due to Transocean, the transfer of cash balances in conjunction with the sale or distribution of Transocean Assets to Transocean and capital expenditures of $5.1 million for upgrades and replacements of equipment. At June 30, 2004, we had $27.9 million in cash and cash equivalents.

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

      We expect capital expenditures to be approximately $13 million in 2004, primarily for rig refurbishments and the purchase of capital equipment. The timing and amounts we actually spend in connection with our plans to upgrade and refurbish other selected rigs, including rigs requiring substantial refurbishment, is subject to our discretion and will depend on our view of market conditions and our cash flows. We would expect capital expenditures to increase as market conditions improve. From time to time we may review possible acquisitions of drilling rigs or businesses, joint ventures, mergers or other business combinations and may in the future make significant capital commitments for such purposes. Any such transactions could involve the issuance of a substantial number of additional shares or other securities or the payment by us of a substantial amount of cash. We would likely fund the cash portion, if any, of such transactions through cash balances on hand, the incurrence of additional debt, sales of assets, shares or other securities or a combination thereof. In addition, from time to time we may consider possible dispositions of drilling rigs. Our ability to fund capital expenditures would be adversely affected if conditions deteriorate in our business, we experience poor results in our operations or we fail to meet covenants under the revolving credit facility described in the previous paragraph.

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

      As of June 30, 2004, our scheduled debt maturities and other contractual obligations are presented in the table below with debt obligations presented at face value:

                                                                            FOR THE TWELVE MONTH PERIODS ENDING JUNE 30,
                                                                          ------------------------------------------------
                                                                                       2006          2008
                                                                                        TO            TO
                                                            TOTAL         2005         2007          2009       THEREAFTER
                                                            -----         ----         ----          ----       ----------
                                                                                  (IN MILLIONS)
CONTRACTUAL OBLIGATIONS
  Debt ............................................        $ 23.6        $  7.7        $  --        $ 12.4        $ 3.5
  Debt-- Related Party ............................           3.0           3.0           --            --           --
  Operating Leases ................................           4.6           1.5          1.7           0.8          0.6
                                                           ------        ------        -----        ------        -----
    Total Contractual Obligations .................        $ 31.2        $ 12.2        $ 1.7        $ 13.2        $ 4.1
                                                           ======        ======        =====        ======        =====

      Prior to our IPO in February 2004, we exchanged $488.1 million principal amount of our outstanding senior note obligations payable to Transocean for shares of our Class B common stock. See "-- Related Party Transactions -- Long-Term Debt -- Transocean."

      At June 30, 2004, we had other commitments that we are contractually obligated to fulfill with cash should the obligations be called. These obligations represent surety bonds that guarantee our performance as it relates to our drilling contracts, insurance, tax and other obligations in various jurisdictions. These obligations could be called at any time prior to their expiration dates. The obligations that are the subject of these surety bonds are geographically concentrated in the United States and Mexico.

                                                                                     FOR THE TWELVE MONTH PERIODS ENDING JUNE 30,
                                                                                     --------------------------------------------
                                                                                                   2006         2008
                                                                                                    TO           TO
                                                                       TOTAL         2005          2007         2009      THEREAFTER
                                                                       -----         ----          ----         ----      ----------
                                                                                                 (IN MILLIONS)
OTHER COMMERCIAL COMMITMENTS
   Surety Bonds (a) ..........................................         $13.0         $ 1.1         $ 3.3        $ 4.5       $ 4.1

----------
(a) Relates to bonds issued primarily in connection with our contracts with PEMEX. These bonds have been issued under a Transocean facility. Our master separation agreement with Transocean requires us to use our best efforts to replace this facility with our own and to indemnify Transocean for any claims related to the bonds. Transocean has agreed to leave these bonds in place, subject to certain conditions.

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

      Gains and losses on foreign exchange derivative instruments that qualify as accounting hedges are deferred as accumulated other comprehensive income and recognized when the underlying foreign exchange exposure is realized. Gains and losses on foreign exchange derivative instruments that do not qualify as hedges for accounting purposes are recognized currently based on the change in market value of the derivative instruments. At June 30, 2004, we did not have any outstanding foreign exchange derivative instruments.

      From time to time, we may use interest rate swaps to manage the effect of interest rate changes on future income. Interest rate swaps would be designated as a hedge of underlying future interest payments and would not be used for speculative purposes. The interest rate differential to be received or paid under the swaps is recognized over the lives of the swaps as an adjustment to interest expense. If an interest rate swap is terminated, the gain or loss is amortized over the life of the underlying debt. At June 30, 2004, we did not have any outstanding interest rate swaps.

RELATIONSHIPS WITH VARIABLE INTEREST ENTITIES

      We own a 25% equity interest in Delta Towing, which was formed to own and operate our U.S. marine support vessel business consisting primarily of shallow water tugs, crewboats and utility barges. We contributed this business to Delta Towing in return for a 25% ownership interest and secured notes issued by Delta Towing with a face value of $144.0 million. No value was assigned to the ownership interest in Delta Towing. The note agreement was subsequently amended to provide for a $4.0 million, three-year revolving credit facility which has since been cancelled. Delta Towing's property and equipment, with a net book value of $43.1 million at June 30, 2004, are collateral for the Company's notes receivable. The remaining 75% ownership interest is held by Beta Marine Services, L.L.C. ("Beta Marine"), which also loaned $3.0 million to Delta Towing. See "-- Related Party Transactions -- Long-Term Debt -- Beta Marine".

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

      As a result of its issuance of notes to us, Delta Towing is highly leveraged. In January 2003, Delta Towing defaulted on the notes by failing to make its scheduled quarterly interest payments and remains in default as a result of its continued failure to make its quarterly interest payments, as well as a scheduled principal repayment due in January 2004. As a result of our continued evaluation of the collectibility of the notes, we recorded a $21.3 million impairment of the notes in June 2003 based on Delta Towing's discounted cash flows over the terms of the notes, which deteriorated in the second quarter of 2003 as a result of the continued decline in Delta Towing's business outlook.

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

      As of June 30, 2004 and December 31, 2003, we have eliminated in consolidation all intercompany account balances with Delta Towing as a result of the adoption of FIN 46, as amended, as well as the elimination of all intercompany transactions during the three and six months ended June 30, 2004.

      Prior to December 31, 2003, we accounted for our investment in Delta Towing under the equity method and recorded $1.0 million and $2.5 million in equity losses for the three and six months ended June 30, 2003, respectively, as a reduction in the carrying value of Delta Towing's notes receivable held by us. In addition, during the three and six months ended June 30, 2003, we earned interest income of $1.7 million and $3.3 million, respectively, on interest-bearing debt due from Delta Towing.

      As part of the formation of the joint venture on January 31, 2001, we entered into a charter arrangement with Delta Towing under which we committed to charter for a period of 2.5 years from date of delivery 10 crewboats then under construction, all of which were in service as of June 30, 2004. We also entered into an alliance agreement with Delta Towing under which we agreed to treat Delta Towing as a preferred supplier for the provision of marine support services. During the three and six months ended June 30, 2003, we incurred charges totaling $2.9 million and $5.8 million, respectively, from Delta Towing for services rendered which were reflected in operating and maintenance -- related party expense.

      The creditors of Delta Towing have no recourse to the general credit of the Company.

RELATED PARTY TRANSACTIONS

LONG-TERM DEBT -- BETA MARINE

      In connection with the acquisition of the marine business, Delta Towing entered into a $3.0 million note agreement with Beta Marine dated January 30, 2001. The note bears interest at 8%, payable quarterly. In January 2004, Delta Towing failed to make its scheduled principal payment to Beta Marine. The $3.0 million principal amount of the note payable has been classified as a current obligation in our consolidated balance sheet. In the first half of 2004, Delta Towing repaid a portion of accrued interest payable to Beta Marine from proceeds from the sales of four marine vessels. We have no obligation to fund this debt on behalf of Delta Towing. Interest expense related to the note payable to Beta Marine was $0 and $0.1 million of the three and six months ended June 30, 2004, respectively.

ALLOCATION OF ADMINISTRATIVE COSTS

      Transocean has historically provided specified administrative support to us. Transocean has charged us a proportional share of its administrative costs based on estimates of the percentage of work each Transocean department performs for us. The amount of expense allocated to us was $0.4 million and $1.3 million for the three and six months ended June 30, 2003, respectively, and was classified as general and administrative -- related party expense. Following the IPO, some of these functions are provided to us under the transition services agreement with Transocean. Charges under the transition services agreement amounted to $0.1 million and $0.3 million for the three and six months ended June 30, 2004, respectively, and are reported as general and administrative -- related party expense.

LONG-TERM DEBT -- TRANSOCEAN

      We were party to a $1.8 billion two-year revolving credit agreement (the "Transocean Revolver") with Transocean, dated April 6, 2001. During the first quarter of 2003, we recognized $0.8 million in interest expense related to the Transocean Revolver. On April 6, 2003, the approximately $81.2 million then outstanding under the Transocean Revolver was converted to a 2.76% fixed rate promissory note issued by us to Transocean which was scheduled to mature on April 6, 2005. This note was cancelled in 2003 in connection with a series of transactions.

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

      During 2003, we sold to Transocean, in separate transactions, our investment in Arcade Drilling AS, Cliffs Platform Rig 1, our 50% interest in Deepwater Drilling LLC, our 60% interest in Deepwater Drilling II LLC and our membership interests in R&B Falcon Drilling (International & Deepwater) Inc. LLC. As consideration for the sale of these assets, Transocean cancelled $529.7 principal amount outstanding of our senior notes held by Transocean. See "-- Asset Transfers to Transocean" for a further description of these transactions.

      In February 2004, prior to the closing of our IPO, we exchanged $45.8 million in principal amount of our outstanding 7.375% Exchanged Notes held by Transocean Holdings Inc. (a wholly owned subsidiary of Transocean), plus accrued interest thereon, for 359,638 shares of our Class B common stock (4,367,714 shares of Class B common stock after giving effect to the stock dividend, see "-- Other Transactions Between Us and Transocean"). Immediately following this exchange, we exchanged $152.5 million and $289.8 million principal amount of our outstanding 6.75% and 9.5% Exchanged Notes, respectively, held by Transocean, plus accrued interest thereon, for 3,580,768 shares of our Class B common stock (43,487,535 shares of Class B common stock after giving effect to the stock dividend). The determination of the number of shares issued in the exchange transactions was based on a method that took into account the IPO price of $12.00 per share. The net effect of these transactions was to decrease notes payable--related party and interest payable--related party by $528.9 million with an offsetting increase in common stock of $0.5 million and additional paid-in capital of $528.4 million. There were no Exchanged Notes payable to Transocean outstanding at June 30, 2004. We recognized $3.1 million in interest expense - related party associated with these notes prior to their cancellation in February 2004. For the three and six months ended June 30, 2003, we recognized $11.4 million and $25.8 million, respectively, in interest expense - related party with respect to the Exchanged Notes.

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

      The following describes transfers of certain of our assets to Transocean during the first half of 2003. None of the drilling rigs transferred to Transocean were currently involved in the business activities that fall within the TODCO business as defined in the master separation agreement with Transocean.

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

      In March 2003, we sold to Transocean the stock of Arcade Drilling AS, a subsidiary that owns and operates the Paul B. Loyd, Jr. and owns the Henry Goodrich, for net proceeds of $264.1 million and recorded a net pre-tax loss of $11.0 million. The sales price was determined based on an independent appraisal. In consideration for the sale of the subsidiary, Transocean cancelled $233.3 million principal amount of our 6.95% Exchanged Notes due April 2008. The market value attributed to the notes, 113.21% of the principal amount, was determined based on available market information. We recorded a net pre-tax loss on retirement of debt of approximately $30 million.

      In May 2003, we sold Cliffs Platform Rig 1 to Transocean in consideration for the cancellation of $13.9 million of the 6.95% Exchanged Notes. We recorded the excess of the sales price over the net book value of $1.6 million as an increase to additional paid-in capital and a pre-tax loss on the retirement of debt of $1.5 million in the second quarter of 2003.

      Also in May 2003, we sold our 50 percent interest in Deepwater Drilling L.L.C. ("DD LLC"), and our 60 percent interest in Deepwater Drilling II L.L.C. ("DDII LLC") in consideration for the cancellation of $43.7 million principal amount of our debt held by Transocean. The value of our interests in DD LLC and DDII LLC was determined based on a similar third party transaction. We recorded the excess of the sales price over the net book value of our membership interests of $21.6 million as an increase to additional paid-in capital.

      In June 2003, we sold our membership interests in our wholly-owned subsidiary, R&B Falcon Drilling (International & Deepwater) Inc. LLC. As consideration for the stock sold, Transocean cancelled $238.8 million of our outstanding debt held by them. The sales transaction was based on a valuation which took into account valuations of the drilling units owned by the entities sold. We recorded the excess of the net book value over the sales price of our membership interests of $60.9 million as a loss on sale of assets, which we included in the results of discontinued operations, and a pre-tax loss on the retirement of debt of $48.0 million in the second quarter of 2003.

      At the time of the transactions, some of the drilling units discussed above were being utilized in connection with drilling contracts between our subsidiaries and customers. These contracts were not transferred and we secured the use of the drilling units for the purpose of performing these contracts through charters or other arrangements. The costs of these charters or other arrangements were included in discontinued operations and totaled $0.4 million and $1.2 million for the three and six months ended June 30, 2003.

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

      In February 2004, we recorded an equity transaction related to net liabilities related to Transocean's business of $0.4 million for which legal title had not been transferred to Transocean as of the IPO date in accordance with the business indemnity between us and Transocean. The indemnification by Transocean was recorded as a credit to additional paid-in capital with a corresponding offset to a related party receivable from Transocean. See "--Relationship Between Us and Transocean -- Indemnification and Release".

      As part of the tax sharing agreement with Transocean, we recorded an equity transaction in February 2004 to reflect the transfer to Transocean of approximately $174 million of pre-closing income tax benefits which TODCO may utilize or be deemed to have utilized in the future; however, we must pay Transocean for substantially all pre-closing income tax benefits utilized or deemed to have been utilized subsequent to the closing of the IPO. As we cannot legally transfer these pre-closing income tax benefits to Transocean or another entity, we recorded the approximately $174 million of income tax benefits as an offsetting obligation to Transocean within the deferred income tax asset accounts and a reduction in additional paid-in capital in our condensed consolidated balance sheet at June 30, 2004. In addition, Transocean agreed to indemnify us for certain tax liabilities that existed as of the IPO date, which are currently estimated to be $10.3 million. We recorded the tax indemnification by Transocean as a credit to additional paid-in capital with a corresponding offset to a related party receivable from Transocean. See "--Relationship Between Us and Transocean -- Tax Sharing Agreement".

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

TODCO BUSINESS

      The master separation agreement defines the TODCO business to mean the following businesses and activities:

            - contract drilling, workover, production and similar services for oil and gas wells using jackup, submersible, barge (including workover) and platform drilling rigs in the U.S. Gulf of Mexico and U.S. inland waters, including maintenance and mobilization activities to the extent related to rigs providing these services,

            - contract drilling, workover, production and similar services for oil and gas wells in and offshore Mexico, Trinidad, Colombia and Venezuela (including the turnkey drilling services formerly provided by our subsidiaries in Venezuela), including maintenance and mobilization activities to the extent related to rigs providing these services,

            - construction activities (including construction activities involving an upgrade to, or modification of, a rig) in connection with rigs owned by us or our subsidiaries after the closing of the IPO,

            - office or yard facilities owned or used by us and our subsidiaries to the extent related to the services and activities described in this definition,

            - our joint venture interest in Delta Towing Holdings, LLC, the operation of the business transferred to Delta Towing prior to that transfer and the notes issued in connection with that transfer,

            - our investment in Energy Virtual Partners, Inc. and Energy Virtual Partners, LP (which has been liquidated),

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

      As of June 30, 2004, we have various surety bonds in place totaling $13.0 million that were issued under a Transocean facility. These bonds secure customs obligations and certain performance and other obligations, which were issued principally in connection with our contracts with PEMEX. Our master separation agreement with Transocean requires that we use our best efforts to replace this facility with our own and to indemnify Transocean for any claims related to the bonds. Transocean has agreed to leave these bonds in place, subject to certain conditions.

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

INSURANCE

      The master separation agreement provides that we will continue to be covered under substantially all current insurance policies of Transocean (other than employee welfare or benefit plan policies, which are addressed in the employee matters agreement) and future insurance policies determined jointly by us and Transocean. We are currently in the process of obtaining separate directors and officers liability insurance policies. We have agreed to reimburse Transocean for premium expenses related to those insurance policies. Transocean has agreed not to terminate our coverage under the insurance policies unless it provides us prior notice. However, we will cease to have coverage under Transocean's insurance policies when Transocean ceases to own at least a majority of the voting power of our outstanding voting stock, and no prior notice will be required in that case. In no event will Transocean be liable to us in the event of the termination of any insurance policy (unless in the case of termination by Transocean, Transocean failed to provide us the notice required by the master separation agreement), the failure of insurance policies to cover our liabilities or the non-renewal of insurance policies beyond their expiration dates as of the date of the master separation agreement.

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

      We have entered into a tax sharing agreement with Transocean Holdings which governs Transocean Holdings' and our respective rights, responsibilities and obligations with respect to taxes and tax benefits. References in this summary description of the tax sharing agreement to the terms "tax" or "taxes" mean taxes and any interest, penalties, additions to tax or additional amounts in respect of such taxes. The general principles of the tax sharing agreement include the following:

      - Except for special tax items discussed in the bullet below, all U.S. federal, state, local and foreign income taxes and income tax benefits (including income taxes and income tax benefits attributable to the TODCO business) that accrued on or before the closing of the IPO generally will be for the account of Transocean Holdings. Accordingly, we generally will not be liable for any income taxes accruing on or before the closing of the IPO, but we generally must pay Transocean Holdings for the amount of any income tax benefits, calculated as described below, created on or before the closing of the IPO ("pre-closing tax benefits") that we use or absorb on a return with respect to a period after the closing of the IPO. We will have no obligation to pay Transocean Holdings for any pre-closing tax benefits arising out of or relating to the alternative minimum tax provisions of Sections 55 through 59 of the U.S. Internal Revenue Code, but we will be required to pay Transocean Holdings for any pre-closing tax benefits we use that are alternative minimum tax credits described in Section 53 of the Internal Revenue Code. Our obligation to pay Transocean Holdings for the use of pre-closing tax benefits and our potential obligation to pay alternative minimum tax to the Internal Revenue Service may result in our paying more, in the aggregate, to the Internal Revenue Service and to Transocean Holdings than we would otherwise have paid if we had utilized no pre-closing tax benefits. For purposes of the tax sharing agreement, deferred tax liabilities reflected in our financial statements, which represent future tax effects of temporary differences between the financial statement basis and the tax basis of our assets and liabilities, are not considered to constitute income tax liabilities accrued on or before the closing of the IPO. As of June 30, 2004, we had approximately $485 million of income tax benefits subject to our obligation to reimburse Transocean Holdings. See Note 10 to our condensed consolidated financial statements. The amount of these tax benefits will be calculated as follows:

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

      - We are responsible for all special tax items accruing on or after the date on which we issued shares of our common stock to Transocean in repayment of our notes, as described in "--Debt Retirement and Debt Exchange Offers." For this purpose, special tax items means taxes with respect to items specified in U.S. Treasury regulation section 1.1502-76(b)(2)(ii)(C) (generally referring to transactions outside the ordinary course of our business). However, special tax items do not include taxes with respect to transactions to effect the separation of the TODCO business from the business of Transocean. See "--

            Master Separation Agreement." Moreover, there were no special tax items that accrued during the period beginning on the date of issuance of such shares to Transocean and ending on the date of the closing of the IPO.

      - We and Transocean Holdings are not currently members of a U.S. federal consolidated group or state, local or foreign combined group. If we and Transocean Holdings (or any affiliate of Transocean Holdings other than us) were to become members of a U.S. federal consolidated group or state, local or foreign combined group for any period after the closing of the IPO, we would be responsible for all income taxes attributable to us for that period, determined as if we had filed separate U.S. federal, state, local or foreign income tax returns. We would be entitled to reimbursement by Transocean Holdings for any income tax benefits realized by Transocean Holdings or any of its affiliates as a result of our being a member of any such consolidated or combined group.

      - We must pay Transocean Holdings for any tax benefits attributable to us resulting from (1) the payment by Transocean Holdings, after the closing of the IPO, of any additional taxes of the TODCO business that are not U.S. federal income taxes or (2) the delivery by Transocean or its subsidiaries, after the closing of the IPO, of stock of Transocean to an employee of ours in connection with the exercise of an employee stock option. We will generally be required to pay the deemed value of these tax benefits within 30 days of the payment of such additional taxes or the delivery of Transocean stock, whether or not we ever actually use or absorb such tax benefits. However, items in excess of $1.0 million will be subject to the same rules as discussed above for pre-closing tax benefits, and therefore the payment of these items may be deferred in some circumstances.

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

TRANSITION SERVICES AGREEMENT

      We entered into a transition services agreement with Transocean under which Transocean provides specified administrative support during the transitional period following the closing of the IPO. Transocean may provide specified information technology and systems, financial reporting, accounting, human resources, treasury and claims administration services to us in exchange for agreed fees based on Transocean's actual costs. We are required to use specified services so long as Transocean owns at least 50% of the voting power of our outstanding shares of voting stock. However, we expect to replace the computerized accounting system provided by Transocean with our own system by January 1, 2005. Only in limited circumstances will Transocean be liable to us with respect to the provision of services under the transition services agreement.

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

      Our employees became eligible to participate in our U.S. savings plan effective November 1, 2002. Our employees may make pre-tax contributions to that plan. Employees who are not considered highly compensated for tax purposes may also make post-tax contributions. We provide matching contributions up to 100% of the first 3% of participant contributions, plus 50% of the next 3% of participant contributions for a total 4.5% in matching contributions. Additionally, the plan allows for a discretionary annual contribution allocable to all eligible employees, subject to a two-year vesting requirement. We have agreed that we will make an annual contribution of 1.5% of compensation for all eligible employees (as defined in the plan) for so long as we are part of a controlled group of companies with Transocean for U.S. federal income tax purposes. Annual contributions were made in 2002 and 2003. On or about January 1, 2003, liabilities for our employees' accounts under the Transocean U.S. Savings Plan, and assets associated with those liabilities, were transferred to our U.S. savings plan. Our employees who have invested in Transocean ordinary shares under the Transocean U.S. Savings Plan may retain that investment, if they choose to do so, until December 31, 2005, but will not be eligible to acquire additional Transocean ordinary shares under our U.S. savings plan.

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

      This report contains both historical and forward-looking statements. All statements other than statements of historical fact are, or may be deemed to be, forward-looking statements. Forward-looking statements include information concerning our possible or assumed future financial performance and results of operations, including statements about the following subjects:

            -     our strategy,

            -     improvement in the fundamentals of the oil and gas industry,

            -     the supply and demand imbalance in the oil and gas industry,

            - the correlation between demand for our rigs and our earnings and customers' expectations of energy prices,

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

            -     interests conflicting with those of Transocean,

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

      -     "potential,"

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

      -     the matters discussed in "Business-- Risk Factors," and

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

      The table below presents scheduled debt maturities and related weighted-average interest rates for each of the twelve month periods ending June 30, relating to debt obligations as of June 30, 2004:

                                                         SCHEDULED MATURITY DATE                                        FAIR VALUE
                         -------------------------------------------------------------------------------------------     JUNE 30,
                           2005          2006        2007           2008          2009      THEREAFTER       TOTAL          2004
                         -------       -------     --------      ---------     ---------    ----------     ---------     ---------
                                                         (IN MILLIONS, EXCEPT INTEREST RATE PERCENTAGES)
TOTAL DEBT
Fixed Rate(a) ........   $  10.7       $    --     $     --      $     2.2     $    10.2     $     3.5     $    26.6     $    27.2
  Average interest
    rate .............       7.1%           --           --            7.0%          9.5%          7.4%         8.0%

----------
(a) Expected maturity amounts are based on the face value of debt and do not reflect fair market value of debt.

FOREIGN EXCHANGE RISK

      Our international operations in Mexico, Trinidad and Venezuela, expose us to foreign exchange risk. We use a variety of techniques to minimize the exposure to foreign exchange risk. Our primary foreign exchange risk management strategy involves structuring customer contracts to provide for payment in both U.S. dollars and local currency. The payment portion denominated in local currency is based on anticipated local currency requirements over the contract term. We may also use foreign exchange derivative instruments or spot purchases. We do not enter into derivative transactions for speculative purposes. At June 30, 2004, we did not have any outstanding foreign exchange contracts.

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

      Due to the continuation of these foreign exchange controls as well as continuing political instability in Venezuela, we established a currency valuation allowance pertaining to cash receivables in Venezuela of $2.4 million in the second quarter of 2003 to adjust our Venezuelan financial assets to net realizable value. As of June 30, 2004, no additional currency valuation allowance was deemed necessary, and we do not anticipate having to continue to provide a currency valuation allowance related to our Venezuelan operations.

ITEM 4. CONTROLS AND PROCEDURES

      As of June 30, 2004, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

EXHIBIT INDEX

EXHIBIT                                                                                      FILED HEREWITH OR INCORPORATED
  NO.                           DESCRIPTION                                                          BY REFERENCE FROM:
-------                         -----------                                                  ------------------------------
  3.1        Third Amended and Restated Certificate of Incorporation.                    Exhibit 3.1 to Annual Report on Form 10-K
                                                                                         of TODCO dated as of March 17, 2004

  3.2        Amended and Restated By-Laws                                                Exhibit 3.2 to Annual Report on Form 10-K
                                                                                         of TODCO dated as of March 17, 2004

  3.4        Form of Certificate of Designation of Series A Junior Participating         Exhibit A to Exhibit 3.3 to Amendment 1
             Preferred Stock (included as Exhibit A to Exhibit                           of Form S-1, Registration No. 333-101921,
             3.3)                                                                        filed February 12, 2003

 31.1        Rule 13a-14(a)/15d-14(a) Certification of Chief Executive                   Filed herewith
             Officer

 31.2        Rule 13a-14(a)/15d-14(a) Certification of Chief Financial                   Filed herewith
             Officer

 32.1        Section 1350 Certification of Chief Executive Officer and                   Filed herewith
             Chief Financial Officer

----------

REPORTS ON FORM 8-K

      The Company filed Current Reports on Form 8-K dated April 1, 2004, April 26, 2004, May 28, 2004 and June 29, 2004 (information furnished not filed) announcing the issuance of the Company's monthly rig status report as of the dates thereon.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in Houston, Texas, on this 6th day of August, 2004.

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

EXHIBIT INDEX

EXHIBIT                                                                                      FILED HEREWITH OR INCORPORATED
  NO.                           DESCRIPTION                                                          BY REFERENCE FROM:
-------                         -----------                                                  ------------------------------
  3.1        Third Amended and Restated Certificate of Incorporation.                    Exhibit 3.1 to Annual Report on Form 10-K
                                                                                         of TODCO dated as of March 17, 2004

  3.2        Amended and Restated By-Laws                                                Exhibit 3.2 to Annual Report on Form 10-K
                                                                                         of TODCO dated as of March 17, 2004

  3.4        Form of Certificate of Designation of Series A Junior Participating         Exhibit A to Exhibit 3.3 to Amendment 1
             Preferred Stock (included as Exhibit A to Exhibit                           of Form S-1, Registration No. 333-101921,
             3.3)                                                                        filed February 12, 2003

 31.1        Rule 13a-14(a)/15d-14(a) Certification of Chief Executive                   Filed herewith
             Officer

 31.2        Rule 13a-14(a)/15d-14(a) Certification of Chief Financial                   Filed herewith
             Officer

 32.1        Section 1350 Certification of Chief Executive Officer and                   Filed herewith
             Chief Financial Officer