Form 10-K/A
period 2003-12-31
TODCO
filed 2004-09-02
CIK 1210697

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                   FORM 10-K/A
                                (AMENDMENT NO. 1)

(MARK ONE)
   |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
              FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

                                       OR

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
              FOR THE TRANSITION PERIOD FROM           TO

                         COMMISSION FILE NUMBER 1-31983

                                   ----------

                                      TODCO
             (Exact name of registrant as specified in its charter)

                     DELAWARE                                                76-0544217
           (State or other jurisdiction of                                 (I.R.S. Employer
           incorporation or organization)                                 Identification No.)

     2000 W. SAM HOUSTON PARKWAY SOUTH, SUITE 800
             HOUSTON, TEXAS 77042-3615                                      (713) 278-6000
(Address, of registrant's principal executive Offices)     (Registrant's telephone number, including area code)

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

              TITLE OF EACH CLASS                       NAME OF EACH EXCHANGE ON WHICH REGISTERED
----------------------------------------------          -----------------------------------------
Class A common stock, par value $.01 per share                    New York Stock Exchange
   Preferred stock purchase rights                                New York Stock Exchange

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                                      NONE

         Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No |X|

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K |X|

         Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12-b-2 of the Act). Yes [ ] No |X|

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

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      NONE

================================================================================

                                TABLE OF CONTENTS

                                                                                   PAGE
                                                                                  NUMBER
                                                                                  ------
                                   PART II
Item 9A.   Controls and Procedures.............................................     2

                                   PART IV
Item 15    Exhibits, Financial Statement Schedules and Reports on Form 8-K.....     2

                                EXPLANATORY NOTE

         We are amending in full Item 9A. Controls and Procedures of Part II of this Annual Report to delete the word "significant" from the second paragraph of
Item 9A and to include reference to the three months ended December 31, 2003. Except for the foregoing item, no other information included in the original Annual Report on Form 10-K is changed by this amendment.

                                     PART II

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

         There have been no changes in our internal control over financial reporting that occurred during the three months ended December 31, 2003 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                                     PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, & REPORTS ON FORM 8-K


EXHIBIT INDEX

 EXHIBIT                                                      FILED HEREWITH OR INCORPORATED
   NO.                        DESCRIPTION                           BY REFERENCE FROM:
---------   -----------------------------------------------   ------------------------------
  31.1      Rule 13a-14(a)/15d-14(a) Certification of Chief   Filed herewith
            Executive Officer

  31.2      Rule 13a-14(a)/15d-14(a) Certification of Chief   Filed herewith
            Financial Officer

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in Houston, Texas, on this 2nd day of September, 2004.

                         TODCO

                                          /s/ T. Scott O'Keefe
                         -------------------------------------------------------
                                             T. Scott O'Keefe
                            Senior Vice President and Chief Financial Officer
                         (on behalf of TODCO and as Principal Financial Officer)