Form 10-Q/A
period 2004-03-31
TODCO
filed 2004-09-02
CIK 1210697

================================================================================
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ----------------

                                   FORM 10-Q/A
                                (AMENDMENT NO. 1)

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

                         COMMISSION FILE NUMBER 1-31983

                                ----------------


                                      TODCO
             (Exact name of registrant as specified in its charter)



                         DELAWARE                                  76-0544217
              (State or other jurisdiction of                   (I.R.S. Employer
              incorporation or organization)                   Identification No.)

       2000 W. SAM HOUSTON PARKWAY SOUTH, SUITE 800              (713) 278-6000
                 HOUSTON, TEXAS 77042-3615               (Registrant's telephone number,
(Address, of registrant's principal executive Offices)       including area code)



         Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No [ ]

         Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12-b-2 of the Act). Yes [ ] No |X|

         The number of outstanding shares of each class of the registrant's common stock as of May 3, 2004, was 14,090,602 shares of Class A common stock and 46,200,000 of Class B common stock.

================================================================================

                                TABLE OF CONTENTS

                                                                                                         PAGE
                                                                                                        NUMBER
                                                                                                        ------
                                              PART I - FINANCIAL INFORMATION

Item 4.   Controls and Procedures .................................................................        2

                                               PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K.........................................................        2

                                EXPLANATORY NOTE

         We are amending in full Item 4. Controls and Procedures of Part I of this Quarterly Report to delete the word "significant" from the second paragraph of this Item 4 and to include reference to the three months ended March 31, 2004. Except for the foregoing, no other information included in the original Quarterly Report on Form 10-Q is changed by this amendment.


                                     PART I

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

         There have been no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.


                                     PART II

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

EXHIBIT INDEX

  EXHIBIT                                                                      FILED HEREWITH OR INCORPORATED
    NO.                                  DESCRIPTION                                 BY REFERENCE FROM:
---------     ---------------------------------------------------------------  ------------------------------
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