Form 10-Q/A
period 2004-06-30
TODCO
filed 2004-09-02
CIK 1210697

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   ----------


                                   FORM 10-Q/A
                                (AMENDMENT NO. 1)


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

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                           NUMBER
                                                                           ------
                         PART I - FINANCIAL INFORMATION

Item 4.    Controls and Procedures ......................................     2

                          PART II - OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K..............................     2

                                EXPLANATORY NOTE

    We are amending in full Item 4. Controls and Procedures of Part I of this Quarterly Report to delete the word "significant" from the second paragraph of this Item 4 and to include reference to the three months ended June 30, 2004. Except for the foregoing item, no other information included in the original Quarterly Report on Form 10-Q is changed by this amendment.

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

    There have been no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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