Form 10-Q
period 2004-09-30
TODCO
filed 2004-11-09
CIK 1210697

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                ----------------



                                    FORM 10-Q

 (MARK ONE)

    (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

                                       OR

    ( )      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
             THE SECURITIES EXCHANGE ACT OF 1934

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

                  2000 W. SAM HOUSTON PARKWAY SOUTH, SUITE 800
                            HOUSTON, TEXAS 77042-3615
             (Address, of registrant's principal executive offices)

                                 (713) 278-6000
              (Registrant's telephone number, including area code)

    Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

    Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12-b-2 of the Act). Yes ( ) No (X)


    The number of outstanding shares of each class of the registrant's common stock as of November 1, 2004, was 32,047,140 shares of Class A common stock and 28,260,000 shares of Class B common stock.

================================================================================

                                TABLE OF CONTENTS

                                                                           PAGE
                                                                          NUMBER

                         PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Balance Sheets at September 30, 2004
          and December 31, 2003 ........................................     3
        Condensed Consolidated Statements of Operations for the Three
          and Nine Months ended September 30, 2004 and 2003 ............     4
        Condensed Consolidated Statements of Comprehensive Loss for
          the Three and Nine Months ended September 30, 2004 and 2003 .. 5 Condensed Consolidated Statement of Equity for the Nine Months
          ended September 30, 2004 .....................................     6
        Condensed Consolidated Statements of Cash Flows for the Nine
          Months ended September 30, 2004 and 2003 .....................     7
        Notes to Condensed Consolidated Financial Statements ...........     8

Item 2. Management's Discussion and Analysis of Financial Condition
          and Results of Operations ....................................    25

Item 3. Quantitative and Qualitative Disclosures about Market Risk .....    57

Item 4. Controls and Procedures ........................................    58

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings ..............................................    59

Item 6. Exhibits and Reports on Form 8-K ...............................    60

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

                             TODCO AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                      SEPTEMBER 30,        DECEMBER 31,
                                                                                          2004                 2003
                                                                                      -------------       -------------
                                                                                      (UNAUDITED)
                                                                                               (IN MILLIONS,
                                                                                             EXCEPT SHARE DATA)
                                     ASSETS
Cash and cash equivalents ......................................................      $        53.8       $        20.0
Accounts receivable, net

  Trade ........................................................................               56.2                52.3
  Related party ................................................................               11.2                 0.9
  Other ........................................................................                2.0                 4.6
Materials and supplies, net ....................................................                3.9                 4.5
Deferred income taxes ..........................................................                5.9                  --
Other current assets ...........................................................                3.8                 3.2
Current assets related to discontinued operations ..............................                 --                 0.1
                                                                                      -------------       -------------
      Total current assets .....................................................              136.8                85.6
                                                                                      -------------       -------------

Property and equipment .........................................................              916.2               924.9
Less accumulated depreciation ..................................................              326.4               264.0
                                                                                      -------------       -------------
  Property and equipment, net ..................................................              589.8               660.9
                                                                                      -------------       -------------

Other assets ...................................................................               24.1                31.7
                                                                                      -------------       -------------
      Total assets .............................................................      $       750.7       $       778.2
                                                                                      =============       =============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Trade accounts payable .........................................................      $        17.7       $        24.7
Short-term debt ................................................................                0.7                  --
Accrued income taxes ...........................................................               10.8                11.1
Accrued income taxes - related party ...........................................                1.3                  --
Debt due within one year .......................................................                8.2                 1.2
Debt due within one year -- related party ......................................                3.0                 3.0
Interest payable -- related party ..............................................                0.2                 4.3
Other current liabilities ......................................................               39.8                43.4
Current liabilities related to discontinued operations .........................                0.2                 0.5
                                                                                      -------------       -------------
      Total current liabilities ................................................               81.9                88.2
                                                                                      -------------       -------------

Long-term debt .................................................................               17.4                25.6
Long-term debt -- related party ................................................                 --               522.0
Deferred income taxes ..........................................................              172.1                  --
Other long-term liabilities ....................................................                3.5                 4.7
                                                                                      -------------       -------------
      Total long-term liabilities ..............................................              193.0               552.3
                                                                                      -------------       -------------

Commitments and contingencies

Preferred stock, $0.01 par value, 50,000,000 shares authorized, none
  outstanding at September 30, 2004 and December 31, 2003 ......................                 --                  --
Common stock, Class A, $0.01 par value, 500,000,000 shares authorized,
  32,042,890 shares and 0 shares issued and outstanding at September 30,
  2004 and December 31, 2003, respectively .....................................                0.3                  --
Common stock, Class B, $0.01 par value, 260,000,000 shares authorized,
  28,260,000 shares and 12,144,751 shares issued and outstanding at
  September 30, 2004 and December 31, 2003, respectively .......................                0.3                 0.1
Additional paid-in capital .....................................................            6,509.1             6,136.3
Retained deficit ...............................................................           (6,030.9)           (5,998.7)
Unearned compensation ..........................................................               (3.0)                 --
                                                                                      -------------       -------------
      Total shareholders' equity ...............................................              475.8               137.7
                                                                                      -------------       -------------

      Total liabilities and shareholders' equity ...............................      $       750.7       $       778.2
                                                                                      =============       =============

                             See accompanying notes.

                             TODCO AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)


                                                                                THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                                   SEPTEMBER 30,                 SEPTEMBER 30,
                                                                              -----------------------       -----------------------
                                                                                2004           2003           2004           2003
                                                                              --------       --------       --------       --------
                                                                                            (IN MILLIONS, EXCEPT PER
                                                                                                    SHARE DATA)
OPERATING REVENUES .....................................................      $   93.1       $   58.5       $  247.7       $  167.3

COSTS AND EXPENSES

  Operating and maintenance ............................................          65.4           53.2          193.4          169.4
  Operating and maintenance -- related party ...........................            --            3.4             --            9.2
  Depreciation .........................................................          23.8           22.8           72.0           69.2
  General and administrative ...........................................           6.9            3.9           26.3           11.2
  General and administrative -- related party ..........................           0.1            0.1            0.3            1.4
  Impairment loss on long-lived assets .................................            --             --             --           11.6
  Gain on disposal of assets, net ......................................          (0.8)          (0.1)          (5.4)          (0.5)
                                                                              --------       --------       --------       --------
                                                                                  95.4           83.3          286.6          271.5
                                                                              --------       --------       --------       --------

OPERATING LOSS .........................................................          (2.3)         (24.8)         (38.9)        (104.2)

OTHER INCOME (EXPENSE), NET

  Equity in loss of joint ventures .....................................            --           (0.1)            --           (2.7)
  Interest income ......................................................           0.2            0.1            0.3            0.5
  Interest income -- related party .....................................            --             --             --            3.3
  Interest expense .....................................................          (1.1)          (0.7)          (3.1)          (2.3)
  Interest expense -- related party ....................................          (0.1)          (8.4)          (3.3)         (35.0)
  Loss on retirement of debt ...........................................            --             --           (1.9)         (79.5)
  Impairment of investment in and advance to joint venture .............            --             --             --          (21.3)
  Other, net ...........................................................           0.7            0.2            1.3           (2.3)
                                                                              --------       --------       --------       --------
                                                                                  (0.3)          (8.9)          (6.7)        (139.3)
                                                                              --------       --------       --------       --------

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES ....................          (2.6)         (33.7)         (45.6)        (243.5)
Income tax (benefit) expense ...........................................          (0.1)           0.6          (13.4)         (50.4)
Minority interest ......................................................            --            0.7             --            0.6
                                                                              --------       --------       --------       --------

LOSS FROM CONTINUING OPERATIONS ........................................          (2.5)         (35.0)         (32.2)        (193.7)

DISCONTINUED OPERATIONS:

  Loss from operations of discontinued segment .........................            --             --             --          (43.9)
  Income tax expense ...................................................            --             --             --           19.9
  Minority interest ....................................................            --             --             --            1.2
                                                                              --------       --------       --------       --------
   Net loss from discontinued operations ...............................            --             --             --          (65.0)
                                                                              --------       --------       --------       --------

NET LOSS ...............................................................      $   (2.5)      $  (35.0)      $  (32.2)      $ (258.7)
                                                                              ========       ========       ========       ========

NET LOSS PER COMMON SHARE BASIC AND DILUTED

  Continuing operations ................................................      $  (0.04)      $  (2.88)      $  (0.59)      $ (15.95)
  Discontinued operations ..............................................            --             --             --          (5.35)
                                                                              --------       --------       --------       --------
   Net loss per common share basic and diluted .........................      $  (0.04)      $  (2.88)      $  (0.59)      $ (21.30)
                                                                              ========       ========       ========       ========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:

  Basic and diluted ....................................................          60.3           12.1           54.3           12.1


                             See accompanying notes.

                             TODCO AND SUBSIDIARIES

             CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

                                   (UNAUDITED)


                                                                    THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                        SEPTEMBER 30,                SEPTEMBER 30,
                                                                    2004           2003           2004           2003
                                                                  --------       --------       --------       --------
                                                                                      (IN MILLIONS)
Net loss ...................................................      $   (2.5)      $  (35.0)      $  (32.2)      $ (258.7)
                                                                  --------       --------       --------       --------
Other comprehensive income
   Change in share of unrealized income in
     unconsolidated joint venture's accumulated
     other comprehensive income, net of tax of $1.1
     for the nine months ended September 30, 2003 ..........            --             --             --            2.0
                                                                  --------       --------       --------       --------
 Other comprehensive income ................................            --             --             --            2.0
                                                                  --------       --------       --------       --------
Total comprehensive loss ...................................      $   (2.5)      $  (35.0)      $  (32.2)      $ (256.7)
                                                                  ========       ========       ========       ========


                             See accompanying notes.

                             TODCO AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENT OF EQUITY

                                   (UNAUDITED)


                                                            COMMON STOCK
                                                   -------------------------------
                                                      CLASS A          CLASS B       ADDITIONAL
                                                   --------------  ---------------    PAID-IN    RETAINED     UNEARNED       TOTAL
                                                   SHARES  AMOUNT  SHARES   AMOUNT    CAPITAL    DEFICIT    COMPENSATION    EQUITY
                                                   ------  ------  ------   ------   ---------  ---------   ------------   --------
                                                                                  (IN MILLIONS)
Balance at December 31, 2003                           --  $   --    12.1   $  0.1   $6,136.3   $(5,998.7)  $         --   $  137.7
  Net loss.......................................                                                   (32.2)                    (32.2)
  Debt for equity exchange.......................                    47.9      0.5      528.4                                 528.9
  Conversions of common stock from Class B to
    Class A......................................    31.7     0.3   (31.7)    (0.3)                                              --
  Distributions to parent........................                                      (181.4)                               (181.4)
  Equity contributions from parent...............                                        13.5                                  13.5
  Issuance of restricted stock, net of
    forfeitures..................................     0.3      --                         4.4                       (4.4)        --
  Stock options granted..........................                                         7.9                                   7.9
  Amortization of unearned compensation..........                                                                    1.4        1.4
                                                   ------  ------  ------   ------   --------   ---------   ------------   --------
Balance at September 30, 2004....................    32.0  $  0.3    28.3   $  0.3   $6,509.1   $(6,030.9)  $       (3.0)  $  475.8
                                                   ======  ======  ======   ======   ========   =========   ============   ========


                             See accompanying notes.

                             TODCO AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)


                                                                               NINE MONTHS ENDED
                                                                                 SEPTEMBER 30,
                                                                            -----------------------
                                                                              2004           2003
                                                                            --------       --------
                                                                                 (IN MILLIONS)
CASH FLOWS FROM OPERATING ACTIVITIES -- CONTINUING OPERATIONS AND
  DISCONTINUED OPERATIONS

  Net loss ...........................................................      $  (32.2)      $ (258.7)
  Adjustments to reconcile net loss to net cash provided by
   operating activities:
   Depreciation ......................................................          72.0           79.6
   Deferred income taxes .............................................         (15.2)         (34.9)
   Stock-based compensation expense ..................................          10.8             --

   Equity in earnings of joint ventures ..............................            --           (2.8)
   Net (gain) loss on disposal of assets .............................          (5.4)           9.4

   Impairment loss on long-lived assets ..............................            --           11.6

   Amortization of debt issue costs ..................................            --           (4.9)
   Deferred income, net ..............................................          (6.6)         (13.9)
   Deferred expenses, net ............................................           2.7           (0.8)
   Loss on retirement of debt ........................................           1.9           79.5

   Impairment of investment in and advance to joint venture ..........            --           21.3
   Changes in operating assets and liabilities, net of effect of distributions to related parties
       Accounts receivable, net ......................................          (1.2)          33.9
       Accounts payable and other current liabilities ................          (3.8)         (21.2)
       Accounts receivable/payable to related party, net .............           5.2          194.0
       Income taxes receivable/payable, net ..........................           1.1           (3.3)
       Other, net ....................................................           1.6            5.8
                                                                            --------       --------
Net cash provided by operating activities ............................          30.9           94.6
                                                                            --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES -- CONTINUING OPERATIONS AND
  DISCONTINUED OPERATIONS

  Capital expenditures ...............................................          (8.3)          (7.4)
  Proceeds from disposal of assets, net ..............................          11.5           74.6
                                                                            --------       --------
Net cash provided by investing activities ............................           3.2           67.2
                                                                            --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES -- CONTINUING OPERATIONS AND
  DISCONTINUED OPERATIONS

  Net repayments of debt with related party ..........................            --          (54.0)

  Repayments on other debt instruments ...............................            --          (78.8)

  Cash of subsidiaries at distribution to affiliates .................            --         (103.9)
  Other, net .........................................................          (0.3)           1.7
                                                                            --------       --------
Net cash used in financing activities ................................          (0.3)        (235.0)
                                                                            --------       --------

Net increase (decrease) in cash and cash equivalents .................          33.8          (73.2)

Cash and cash equivalents at beginning of period -- continuing
  operations and discontinued operations .............................          20.0          102.9
                                                                            --------       --------

Cash and cash equivalents at end of period -- continuing
  operations and discontinued operations .............................      $   53.8       $   29.7
                                                                            ========       ========


                             See accompanying notes.

                             TODCO AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)


NOTE 1 -- NATURE OF BUSINESS

    TODCO (together with its subsidiaries and predecessors, unless the context requires otherwise, the "Company," "we" or "our"), is a leading provider of contract oil and gas drilling services, primarily in the United States ("U.S.") Gulf of Mexico shallow water and inland marine region, an area referred to as the U.S. Gulf Coast. At September 30, 2004, the Company owned, had partial ownership interests in or operated 70 drilling rigs, consisting of 24 jackup rigs, 30 barge rigs, three submersible rigs and one platform rig, as well as nine land rigs and three lake barge rigs in Venezuela. The Company contracts its drilling rigs, related equipment and work crews primarily on a dayrate basis to drill oil and natural gas wells.

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

    In February 2004, the Company completed an initial public offering, with Transocean selling 13,800,000 shares of its TODCO Class A common stock (the "IPO") and, in September 2004, Transocean sold an additional 17,940,000 shares of TODCO Class A common stock in a secondary stock offering. As of September 30, 2004, Transocean owns 28,260,000 shares or 100 percent of the outstanding Class B common stock of the Company, which represents 47 percent of the Company's outstanding common stock. Transocean has 82 percent of the combined voting power of the Company's outstanding common stock due to the five votes per share of Class B common stock, as compared to the one vote per share of Class A common stock. Transocean does not own any of the Company's outstanding Class A common stock. See Note 3.

NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF CONSOLIDATION

    Basis of Consolidation -- The accompanying condensed consolidated financial statements of the Company have been prepared without audit in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information. Accordingly, pursuant to such rules and regulations, these financial statements do not include all disclosures required by GAAP for complete financial statements. Operating results for the nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004 or for any future period. The accompanying condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

    Intercompany transactions and accounts have been eliminated. For investments in joint ventures that either do not meet the criteria of being a variable interest entity or where the Company is not deemed to be the primary beneficiary for accounting purposes, the equity method of accounting is used where the Company's ownership in the joint venture is between 20 percent and 50 percent and for investments in joint ventures where more than 50 percent is owned and the Company does not have control of the joint venture. The cost method of accounting is used for investments in joint ventures where the Company's ownership is less than 20 percent and the Company does not have significant influence over the joint venture. For investments in joint ventures that meet the criteria of a variable interest entity and where the Company is deemed to be the primary beneficiary for accounting purposes, such entities are consolidated (see Variable Interest Entities).

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

        - U.S. Gulf of Mexico Segment -- The Company currently has 20 jackup and three submersible rigs in the U.S. Gulf of Mexico shallow water market segment which begins at the outer limit of the transition zone and extends to water depths of about 350 feet. The Company's jackup rigs in this market segment consist of independent leg cantilever type units, mat-supported cantilever type rigs and mat-supported slot type jackup rigs that can operate in water depths up to 250 feet.

        - Other International Segment -- The Company's other international operations are currently conducted in Mexico, Trinidad and Venezuela. In Mexico, the Company operates two jackup rigs and is preparing a platform rig to operate for PEMEX, the Mexican national oil company. Additionally, the Company has two jackup rigs in Trinidad and nine land rigs and three lake barges in Venezuela. From December 2003 to September 2004, the Company also operated a jackup rig offshore Venezuela. This rig has been relocated to the U.S. Gulf of Mexico. The Company may pursue selected opportunities in other regions from time to time.

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

    At September 30, 2004 and December 31, 2003, $18.3 million and $21.2 million, respectively, in deferred preparation and mobilization costs were included in other assets in the Company's condensed consolidated balance sheets. During the three and nine months ended September 30, 2004, the Company amortized $2.0 million and $9.8 million, respectively, of these costs to expense, which is included in operating and maintenance expense in the Company's condensed consolidated statements of operations. There were no similar costs amortized to expense during the three and nine months ended September 30, 2003.

    Interim Financial Information -- The condensed consolidated financial statements reflect all adjustments, which are, in the opinion of management, necessary for a fair statement of results of operations for the interim periods. Such adjustments are considered to be of a normal recurring nature unless otherwise identified.

    Comprehensive Income (Loss) -- The Company reports comprehensive income in accordance with SFAS 130, Reporting Comprehensive Income. Comprehensive income consists of net income (loss) and other gains and losses affecting shareholders' equity that, under GAAP, are excluded from net income. From time to time, the Company may recognize components of other comprehensive income such as unrealized gains and losses on marketable equity investments and foreign currency translation gains and losses. The Company had no accumulated other comprehensive income (loss) as of September 30, 2004 and December 31, 2003.

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

    If the Company had elected to adopt the fair value recognition provisions of SFAS 123 as of its original effective date, pro forma net loss and diluted net loss per share would have been as follows (in millions, except per share amounts):

                                                             THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                SEPTEMBER 30,                 SEPTEMBER 30,
                                                           -----------------------       -----------------------
                                                             2004           2003           2004           2003
                                                           --------       --------       --------       --------
Net loss, as reported ...............................      $   (2.5)      $  (35.0)      $  (32.2)      $ (258.7)
   Add: stock-based employee compensation expense
     included in reported net loss, net of related
     tax effects ....................................           0.9             --            7.0            0.1
   Deduct: total stock-based employee compensation
     expense determined under fair value based method
     for all awards, net of related tax effects .....           0.9            0.1            7.0            0.2
                                                           --------       --------       --------       --------
Pro forma net loss ..................................      $   (2.5)      $  (35.1)      $  (32.2)      $ (258.8)
                                                           ========       ========       ========       ========
Loss per share:
   Basic and diluted-as reported ....................      $  (0.04)      $  (2.88)      $  (0.59)      $ (21.30)
   Basic and diluted-pro forma ......................      $  (0.04)      $  (2.89)      $  (0.59)      $ (21.31)

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

    Initial Public Offering and Related Events -- In February 2004, the Company completed the IPO, with Transocean selling 13,800,000 shares of TODCO Class A common stock at $12.00 per share. The Company did not receive any proceeds from the initial sale of Class A common stock.

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

    In February 2004, the Company recorded an increase in equity related to net liabilities attributable to Transocean's business of $0.4 million for which legal title had not been transferred to Transocean as of the IPO date in accordance with the business indemnity between the Company and Transocean. The indemnification by Transocean was recorded as a credit to additional paid-in capital and a corresponding related party receivable from Transocean.

    In conjunction with the IPO, the Company entered into a tax sharing agreement with Transocean. See Note 10.

    Secondary Stock Offering -- In September 2004, Transocean sold an additional 17,940,000 shares of TODCO Class A common stock at $15.75 per share in a secondary public offering. Prior to the completion of the secondary stock offering, Transocean converted 17,940,000 shares of the Company's Class B common stock held by them into an equal number of shares of Class A common stock. The Company did not receive any proceeds from this offering.

NOTE 4 -- DELTA TOWING

    The Company owns a 25 percent equity interest in Delta Towing, a joint venture formed to own and operate the Company's U.S. marine support vessel business, consisting primarily of shallow water tugs, crewboats and utility barges. The Company previously contributed its support vessel business to the joint venture in return for a 25 percent ownership interest and certain secured notes receivable from Delta Towing with a face value of $144.0 million. The Company valued these notes at $80.0 million immediately prior to the Transocean Merger. No value was assigned to the ownership interest in Delta Towing. The note agreement was subsequently amended to provide for a $4.0 million, three-year revolving credit facility which has since been cancelled. Delta Towing's property and equipment, with a net book value of $41.6 million at September 30, 2004, are collateral for the Company's notes receivable. The remaining 75 percent ownership interest is held by Beta Marine LLC ("Beta Marine"), which also loaned $3.0 million to Delta Towing. See Note 7.

    As a result of its issuance of notes to the Company, Delta Towing is highly leveraged. In January 2003, Delta Towing defaulted on the notes by failing to make its scheduled quarterly interest payments and remains in default as a result of its continued failure to make its quarterly interest payments, as well as a scheduled principal repayment due in January 2004. As a result of the Company's continued evaluation of the collectibility of the notes, the Company recorded a $21.3 million impairment of the notes in September 2003 based on Delta Towing's discounted cash flows over the terms of the notes, which deteriorated in the second quarter of 2003 as a result of the continued decline in Delta Towing's business outlook. As permitted in the notes in the event of default, the Company began offsetting a portion of the amount owed by the Company to Delta Towing against the interest due under the notes. Additionally, in the third quarter of 2003, the Company established a $1.6 million reserve for interest income earned during the quarter on the notes receivable.

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

    As of September 30, 2004 and December 31, 2003 all intercompany accounts have been eliminated in consolidation as a result of the adoption of FIN 46, as well as all intercompany transactions during the three and nine months ended September 30, 2004.

    Prior to December 31, 2003, the Company accounted for its investment in Delta Towing under the equity method. In the three and nine months ended September 30, 2003, the Company recorded $0.1 million and $2.6 million, respectively, in equity losses related to Delta Towing, including the Company's share of a $2.5 million non-cash impairment charge on the carrying value of idle equipment recorded by the joint venture.

    In addition, during the three and nine months ended September 30, 2003, the Company earned interest income of $0 million and $3.3 million, respectively, related to interest-bearing debt due from Delta Towing. During the three and nine months ended September 30, 2003, the Company incurred charges totaling $3.4 million and $9.2 million, respectively, for services rendered by Delta Towing under a charter agreement with the Company, which were reflected in operating and maintenance -- related party expense.

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

    The impairment losses noted above have been included in the Company's reportable segments' results based on the segment of each of the assets impaired. See Note 16.

NOTE 6 -- VENEZUELAN WORKING CAPITAL FACILITY AND FOREIGN CURRENCY MATTERS

    In the second quarter of 2003, the Company established a currency valuation allowance of $2.4 million pertaining to cash and receivables in Venezuela in order to adjust the Company's Venezuelan financial assets to net realizable value as of June 30, 2003. This valuation allowance was deemed necessary due to the continuing political instability in Venezuela and the continuation of foreign exchange controls, which limit the Company's ability to convert local currency into U.S. dollars and transfer excess funds out of Venezuela. In September 2004, the Company reversed $0.7 million of the currency valuation allowance that was no longer deemed necessary due to a sustained decrease in the net carrying value of assets denominated in the local currency in 2004, primarily as a result of an agreement with the Company's primary customer in Venezuela to pay the majority of the U.S. dollar denominated accounts receivable in U.S. dollars to the Company in the United States.

    Additionally, in response to the increase in U.S. dollar remittances, the Company entered into an unsecured line of credit with a bank in Venezuela in the third quarter of 2004 to provide a maximum of 4.5 million Venezuela Bolivars ($2.3 million U.S. dollars at the current exchange rate at September 30, 2004) in order to establish a source of local currency to meet the Company's current obligations in Venezuela Bolivars. Each draw on the line of credit is denominated in Venezuela Bolivars and is evidenced by a 30-day promissory note that bears interest at the then market rate as designated by the bank. The promissory notes are pre-payable at any time at the Company's option; however, if not repaid within 30 days, the promissory notes automatically renew for an additional 30-day period at the then designated interest rate. There are no commitment fees payable on the unused portion of the line of credit, and the facility is reviewed annually by the bank's board of directors.

    At September 30, 2004, the Company had $0.7 million (1.4 million Venezuela Bolivars) in borrowings outstanding with respect to the line of credit, which bear interest at 17 percent per annum. This amount is reported as short-term debt in the Company's condensed consolidated balance sheet at September 30, 2004.

NOTE 7 --  LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

    Long-term debt and capital lease obligations, net of unamortized discounts, premiums, and fair value adjustments, were comprised of the following (in millions):

                                                         THIRD PARTY                          RELATED PARTY
                                              --------------------------------      --------------------------------
                                              SEPTEMBER 30,       DECEMBER 31,      SEPTEMBER 30,       DECEMBER 31,
                                                   2004               2003               2004               2003
                                              -------------      -------------      -------------      -------------
6.75% Senior Notes, due April 2005 .....      $         7.8      $         7.8      $          --      $       153.2
6.95% Senior Notes, due April 2008 .....                2.2                2.2                 --                 --
7.375% Senior Notes, due April 2018 ....                3.5                3.5                 --               45.9
9.5% Senior Notes, due December 2008 ...               11.3               11.4                 --              322.9
Other Debt .............................                 --                 --                3.0                3.0
Capital Lease Obligations ..............                0.8                1.9                 --                 --
                                              -------------      -------------      -------------      -------------
  Total ................................               25.6               26.8                3.0              525.0
  Less debt due within one year ........                8.2                1.2                3.0                3.0
                                              -------------      -------------      -------------      -------------
  Total long-term debt .................      $        17.4      $        25.6      $          --      $       522.0
                                              =============      =============      =============      =============

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

    In April 2003, the Company repaid the entire $5.0 million principal amount outstanding of the 6.5% Senior Notes payable to third parties, plus accrued and unpaid interest, in accordance with their scheduled maturities.

    In the first half of 2003, the Company retired $529.7 million of its outstanding Exchanged Notes and other notes payable to Transocean (see " -- Transocean Revolver"), in separate transactions, as consideration for the sale of certain of the Transocean Assets to Transocean. See Note 15 for a further discussion of these individual transactions and retirement of related party debt.

    In February 2004, prior to the Company's IPO, the Company exchanged $488.1 million in principal amount of the then outstanding Exchanged Notes, plus accrued interest thereon, for 3,940,406 shares of the Company's Class B common stock (47,855,249 shares of Class B common stock after giving effect to the stock dividend, as described in Note 3). There were no Exchanged Notes payable to Transocean outstanding at September 30, 2004.

    In connection with the Exchange Offer, the Company had made an aggregate of $8.3 million in consent payments to holders of the notes that were exchanged. The consent payments were amortized as an increase to interest expense over the remaining terms of the exchanged notes using the interest method and amounted to $0.1 million and $0.4 million for the three and nine months ended September 30, 2003, respectively. In connection with the retirement of the Exchanged Notes prior to the completion of the IPO, the Company expensed the remaining balance of these deferred consent fees of approximately $1.9 million in February 2004, which has been reflected as a loss on retirement of debt in the Company's condensed consolidated statement of operations.

    The Company recognized $0.5 million, $1.2 million, $0.6 million and $1.9 million in interest expense during the three and nine months ended September 30, 2004 and 2003, respectively, related to its senior notes held by third parties. The Company also recognized $0, $3.1 million, $8.4 million and $34.2 million in interest expense--related party during the three and nine months ended September 30, 2004 and 2003, respectively, related to the Exchanged Notes held by Transocean.

    At September 30, 2004, approximately $7.7 million, $2.2 million, $3.5 million, and $10.2 million principal amount of the 6.75%, 6.95%, 7.375%, and 9.5% Senior Notes, respectively, due to third parties were outstanding. The fair value of these notes at September 30, 2004 was approximately $7.8 million, $2.3 million, $3.3 million, and $11.3 million, respectively, based on the estimated yield to maturity which takes into account TODCO's credit worthiness as a separate entity.

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

    As of September 30, 2004 and December 31, 2003, the Company had no borrowings outstanding under this facility.

    During the three and nine months ended September 30, 2004, the Company recognized $0.3 million and $0.9 million, respectively, in interest expense related to commitment fees on the unused portion of the facility and amortized $0.3 million and $0.9 million, respectively, in deferred financing costs as a component of interest expense in the same periods.

    Other Debt -- Related Party -- In connection with the acquisition of the U.S. marine support vessel business, Delta Towing entered into a $3.0 million note agreement with Beta Marine dated January 30, 2001. The note bears interest at 8 percent per annum, payable quarterly. The $3.0 million note has been classified as a current obligation in the Company's condensed consolidated balance sheet at September 30, 2004 and December 31, 2003 as Delta Towing remains in default on this note payable to a related party. In the first nine months of 2004, Delta Towing repaid a portion of accrued interest payable to Beta Marine from proceeds from the sales of five marine vessels. The Company has no obligation to fund this debt on behalf of Delta Towing. Interest expense related to the note agreement with Beta Marine was $0.1 million and $0.2 million for the three and nine months ended September 30, 2004, respectively.

    Capital Lease Obligations -- From time to time the Company enters into capital lease agreements for certain drilling equipment. In January 2004 and during 2003, the Company entered into three such capital lease agreements and exercised options to buy-out the remaining terms of these lease agreements for $2.3 million in the second quarter of 2004. In August 2004, the Company entered into a two-year capital lease agreement with a final maturity date in July 2006. Future lease payments under this agreement are $0.8 million, including principal and interest of which $0.1 million, $0.4 million and $0.3 million are payable in 2004, 2005 and 2006, respectively.

    Transocean Revolver -- The Company was party to a $1.8 billion two-year revolving credit agreement (the "Transocean Revolver") with Transocean, dated April 6, 2001. Amounts outstanding under the Transocean Revolver bore interest quarterly at a rate of the London Interbank Offered Rate plus 0.575 percent to
1.3 percent depending on Transocean's non-credit enhanced senior unsecured public debt rating. On April 6, 2003 the approximately $81.2 million then outstanding under the Transocean Revolver was converted into a 2.76 percent fixed rate promissory note, which was cancelled in full in connection with the sale of certain of the Transocean Assets to Transocean in September 2003. During the three and nine months ended September 30, 2003, the Company recognized interest expense of $0 and $0.8 million, respectively, related to the Transocean Revolver.

NOTE 8 -- OTHER CURRENT LIABILITIES

    Other current liabilities are comprised of the following (in millions):

                                               SEPTEMBER 30,   DECEMBER 31,
                                                   2004            2003
                                               ------------    ------------
Accrued self-insurance claims.............        $  27.1        $  28.0
Deferred income...........................            1.4            7.3
Accrued payroll and employee benefits.....            5.8            5.7
Accrued taxes, other than income..........            3.6            1.6
Accrued interest..........................            0.9            0.2
Other.....................................            1.0            0.6
                                                  -------        -------
  Total other current liabilities.........        $  39.8        $  43.4
                                                  =======        =======

NOTE 9 -- SUPPLEMENTARY CASH FLOW INFORMATION

    Supplementary information about non-cash financing activities relating to both continuing and discontinued operations is as follows (in millions):

                                                                       NINE MONTHS ENDED
                                                                          SEPTEMBER 30,
                                                                       2004         2003
                                                                     --------     --------
Non-cash financing activities:
  Net distribution of assets to parent(a)........................    $     --     $ 224.7
  Debt-for-equity exchange (b)...................................      (528.9)         --
  Equity contributions from parent, net of distributions(c)......       167.9          --

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

(c) In connection with the closing of the IPO, the Company completed certain equity transactions related to the Company's separation from Transocean. In February 2004, the Company recorded business and tax indemnities of the Company by Transocean of $10.7 million as an increase in accounts receivable-related party and an increase in additional paid-in capital and transferred to Transocean $1.0 million of intercompany payable balances as of the IPO date as an increase in additional paid-in capital (see Note 3). Additionally, the Company recorded the book transfer of substantially all pre-closing income tax benefits to Transocean of $181.4 million as a decrease in deferred income tax assets and a decrease in additional paid-in capital.

NOTE 10 -- INCOME TAXES

    In conjunction with the IPO, the Company entered into a tax sharing agreement with Transocean whereby Transocean will indemnify the Company against substantially all pre-IPO income tax liabilities. However, the Company must pay Transocean for substantially all pre-closing income tax benefits utilized subsequent to the closing of the IPO. As of September 30, 2004, the Company had approximately $535 million of estimated pre-closing income tax benefits subject to this obligation to reimburse Transocean of which approximately $173 million of the tax benefits were reflected in the Company's December 31, 2003 historical financial statements. The additional estimated tax benefits resulted from the closing of the IPO, specified ownership changes, statutory allocations of tax benefits among Transocean's consolidated group members and other events. Depending upon certain tax planning strategies that may be executed by Transocean and actual Transocean taxable income for 2004, this pre-closing tax benefit amount will change and is currently estimated to be approximately $360 million.

    As part of the tax sharing agreement, the Company must pay Transocean for substantially all pre-closing income tax benefits utilized or deemed to have been utilized subsequent to the closing of the IPO. Accordingly, the Company recorded an equity transaction in February 2004 to reflect this liability to Transocean of approximately $174 million, equal to the pre-closing income tax benefits as a corresponding obligation within the deferred income tax asset accounts and a reduction in additional paid-in capital. In September 2004, as a result of a 2003 return-to-provision adjustment, the liability to Transocean was revised to approximately $182 million, and the Company recorded an equity adjustment of $7.7 million and the additional liability to Transocean as a reduction in additional paid-in capital and an obligation within the deferred income tax asset accounts. This adjustment had no effect on the Company's results of operations.

    In addition, Transocean agreed to indemnify TODCO for certain tax liabilities that existed as of the IPO date of $10.3 million. The tax indemnification by Transocean was recorded as a credit to additional paid-in capital with a corresponding offset to a related party receivable from Transocean.

    The Company currently anticipates that it will be in a net tax liability position at the end of 2004 and expects to utilize a portion of the pre-closing income tax benefits to offset its federal income tax obligation. As of September 30, 2004, the Company had utilized $3.7 million of these pre-closing income tax benefits to offset its current federal income tax obligation for the nine months then ended. The liability to Transocean for the utilization of these pre-closing income tax benefits of $1.3 million is presented within accrued income taxes - related party in the Company's condensed balance sheet at September 30, 2004 and is payable January 15, 2005.

    Additionally, the tax sharing agreement provides that if any person other than Transocean or its subsidiaries becomes the beneficial owner of greater than 50% of the total voting power of the Company's outstanding voting stock, it will be deemed to have utilized all of these pre-closing tax benefits, and the Company will be required to pay Transocean an amount for the deemed utilization of these tax benefits adjusted by a specified discount factor. This payment is required even if the Company is unable to utilize the pre-closing tax benefits. If an acquisition of beneficial ownership had occurred on September 30, 2004, the estimated amount that the Company would have been required to pay to Transocean would have been approximately $290 million based upon Transocean's tax planning strategies and estimated 2004 taxable income.

    The Company had an "ownership change" for purposes of Section 382 of the Internal Revenue Code of 1986, as amended, in connection with its secondary stock offering. As a result, the Company's ability to utilize certain of its tax benefits is subject to an annual limitation. However, the Company believes that, in light of the amount of the annual limitation, it should not have a material effect on the Company's ability to utilize its tax benefits for the foreseeable future.

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

    The amount of tax benefit recognized is primarily dependent on the loss realized and the valuation of operating loss carryforwards during the period. For the nine months ended September 30, 2003, the Company provided additional taxes of $5.8 million for a portion of losses of RBF Rig Corporation for which a deferred tax benefit had been previously provided.

NOTE 11 -- COMMITMENTS AND CONTINGENCIES

    In October 2001, the Company was notified by the U.S. Environmental Protection Agency ("EPA") that the EPA had identified a subsidiary of the Company as a potentially responsible party in connection with the Palmer Barge Line superfund site located in Port Arthur, Jefferson County, Texas. Based upon the information provided by the EPA and the Company's review of its internal records to date, the Company disputes its designation as a potentially responsible party and does not expect that the ultimate outcome of this case will have a material adverse effect on its business or consolidated financial position. The Company continues to monitor this matter.

    In December 2002, the Company received an assessment for corporate income taxes from SENIAT, the national Venezuelan tax authority, of approximately $16.0 million (based on the current exchange rates at the time of the assessment) relating to calendar years 1998 through 2000. In March 2003 the Company paid approximately $2.6 million of the assessment, plus approximately $0.3 million in interest, and the Company is contesting the remainder of the assessment. After the Company made the partial assessment payment, the Company received a revised assessment in September 2003 of approximately $18.8 million (based on the current exchange rates at the time of the assessment and inclusive of penalties). The resolution of this assessment is not expected to impact the Company as Transocean has agreed to indemnify the Company against any payments as long as it cooperates and provides assistance to Transocean in resolution of the assessment.

    The Company has recently learned that certain of its subsidiaries have been named, along with other defendants, in several complaints that have been filed in the Circuit Courts of the State of Mississippi involving over 700 persons that allege personal injury arising out of asbestos exposure in the course of their employment by some of these defendants between 1965 and 1986. The complaints also name as defendants certain of Transocean's subsidiaries to whom the Company may owe indemnity and other unaffiliated defendant companies, including companies that allegedly manufactured drilling related products containing asbestos that are the subject of the complaints. The number of unaffiliated defendant companies involved in each complaint ranges from approximately 20 to 70. The complaints allege that the defendant drilling contractors used those asbestos- containing products in offshore drilling operations, land based drilling operations and in drilling structures, drilling rigs, vessels and other equipment and assert claims based on, among other things, negligence and strict liability, and claims authorized under the Jones Act. The plaintiffs seek, among other things, awards of unspecified compensatory and punitive damages. Based on a recent decision of the Mississippi Supreme Court, the Company anticipates that the trial courts may grant motions requiring each plaintiff to name the specific defendant or defendants against whom such plaintiff makes a claim and the time period and location of asbestos exposure so that the cases may be properly severed. These complaints were only recently filed and the Company has not yet had an opportunity to conduct any discovery nor has it been able to determine the number of plaintiffs, if any, that were employed by it's subsidiaries or Transocean's subsidiaries or otherwise have any connection with the Company's or Transocean's drilling operations. The Company intends to defend itself vigorously and, based on the limited information available to it at this time, the Company does not expect the ultimate outcome of these lawsuits to have a material adverse effect on its business or consolidated financial position.

    Due to the limited information available to the Company at this time, the Company has not yet made a determination whether it or Transocean is financially responsible under the terms of the master separation agreement for any losses the Company or Transocean may incur as a result of the legal proceedings described in the foregoing paragraph.

    Under the master separation agreement, Transocean has agreed to indemnify the Company for any losses it incurs as a result of the legal proceedings described in the following three paragraphs. See Note 3.

    In March 1997, an action was filed by Mobil Exploration and Producing U.S. Inc. and affiliates, St. Mary Land & Exploration Company and affiliates and Samuel Geary and Associates, Inc. against a subsidiary of the Company, Cliffs Drilling, its underwriters at Lloyd's (the "Underwriters") and an insurance broker in the 16th Judicial District Court of St. Mary Parish, Louisiana. The plaintiffs alleged damages amounting to in excess of $50 million in connection with the drilling of a turnkey well in 1995 and 1996. The case was tried before a jury in January and February 2000, and the jury returned a verdict of approximately $30 million in favor of the plaintiffs for excess drilling costs, loss of insurance proceeds, loss of hydrocarbons, expenses and interest. The Company and the Underwriters appealed such judgment, and the Louisiana Court of Appeals reduced the amount for which the Company may be responsible to less than $10 million. The plaintiffs requested that the Supreme Court of Louisiana consider the matter and reinstate the original verdict. The Company and the Underwriters also appealed to the Supreme Court of Louisiana requesting that the Court reduce the verdict or, in the case of the Underwriters, eliminate any liability for the verdict. Prior to the Supreme Court of Louisiana ruling on these petitions, the Company settled with the St. Mary group of plaintiffs and the State of Louisiana. Subsequently, the Supreme Court of Louisiana denied the applications of all remaining parties. The Company has settled with all remaining plaintiffs. The Company believes that any amounts, apart from a small deductible, paid in settlement are covered by relevant primary and excess liability insurance policies. However, the insurers and Underwriters have denied all coverage. The Company has instituted litigation against those insurers and Underwriters to enforce its rights under the relevant policies. One group of insurers has asserted a counterclaim against the Company claiming that they issued the policy as a result of a misrepresentation. The settlements did not have a material adverse effect on the Company's business or consolidated financial position, and the Company does not expect the ultimate outcome of the case involving the insurers and Underwriters will have a material adverse effect on its business or consolidated financial position.

    In 1984, in connection with the financing of the corporate headquarters, at that time, for ("R&B"), a predecessor to one of the Company's subsidiaries, in Tulsa, Oklahoma, the Greater Southwestern Funding Corporation ("Southwestern") issued and sold, among other instruments, Zero Coupon Series B Bonds due 1999 through 2009 with an aggregate $189 million value at maturity. Paine Webber Incorporated purchased all of the Series B Bonds for resale and in 1985 acted as underwriter in the public offering of most of these bonds. The proceeds from the sale of the bonds were used to finance the acquisition and construction of the headquarters. R&B's rental obligation was the primary source for repayment of the bonds. In connection with the offering, R&B entered into an indemnification agreement to indemnify Southwestern and Paine Webber from loss caused by any untrue statement or alleged untrue statement of a material fact or the omission or alleged omission of a material fact contained or required to be contained in the prospectus or registration statement relating to that offering. Several years after the offering, R&B defaulted on its lease obligations, which led to a default by Southwestern. Several holders of Series B bonds filed an action in Tulsa, Oklahoma in 1997 against several parties, including Paine Webber, alleging fraud and misrepresentation in connection with the sale of the bonds. In response to a demand from Paine Webber in connection with that lawsuit and a related lawsuit, R&B agreed in 1997 to retain counsel for Paine Webber with respect to only that part of the referenced cases relating to any alleged material misstatement or omission relating to R&B made in certain sections of the prospectus or registration Statement. The agreement to retain counsel did not amend any rights and obligations under the indemnification agreement. There has been only limited progress on the substantive allegations in the case. The trial court has denied class certification, and the plaintiffs' appeal of this denial to a higher court has been denied. The plaintiffs have further appealed that decision. The Company disputes that there are any matters requiring the Company to indemnify Paine Webber. In any event, the Company does not expect that the ultimate outcome of this matter will have a material adverse effect on its business or consolidated financial position.

      In April 2003, Gryphon Exploration Company ("Gryphon") filed suit against some of the Company's subsidiaries, Transocean and other third parties in the United States District Court in Galveston, Texas claiming damages in excess of $6 million. In its complaint, Gryphon alleges the defendants were responsible for well problems experienced by Gryphon with respect to a well in the Gulf of Mexico drilled by the Company's subsidiaries in 2001. The Company disputes the allegations of Gryphon and intends to vigorously defend this claim. While the Company continues to investigate this matter, the Company does not currently expect the ultimate outcome of this matter to have a material adverse effect on its business or consolidated financial position.

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

      Surety Bonds -- As is customary in the contract drilling business, the Company also has various surety bonds totaling $12.3 million in place as of September 30, 2004 that secure customs obligations and certain performance and other obligations. These bonds were issued primarily in connection with the Company's contracts with PEMEX. These bonds have been issued under a Transocean facility. The master separation agreement with Transocean requires the Company to use its best efforts to replace this facility with its own and to indemnify Transocean for any claims related to the bonds. Transocean has agreed to leave these bonds in place, subject to certain conditions.

NOTE 12 -- OTHER RELATED PARTY TRANSACTIONS

      Allocation of Administrative Costs -- Prior to September 30, 2003 and the transfer of the Transocean Assets to Transocean, general and administrative expense included an allocation from Transocean for certain administrative support based on estimates of the percentage of work the individual Transocean departments performed for the Company. In the opinion of management, Transocean has charged the Company for all costs incurred on its behalf under a comprehensive and reasonable cost allocation method. After September 30, 2003, general and administrative expense includes costs for services provided to us under a transition services agreement with Transocean. The amount of expense allocated or charged to the Company was $0.1 million, $0.3 million, $0.1 million and $1.4 million for the three and nine months ended September 30, 2004 and 2003, respectively, which was classified as general and administrative -- related party expense.

      Working Capital Contribution -- The master separation agreement between the Company and Transocean contains an acknowledgement that the Company's cash and cash equivalents were $25.0 million as of June 30, 2003. In August 2003, Transocean paid the Company $11.4 million in order for the Company to have the amount of cash and cash equivalents agreed to in the master separation agreement. The amount paid by Transocean equaled the difference between $25.0 million and the amount of the Company's cash and cash equivalents as of June 30, 2003, prior to giving effect to the payment by Transocean. The master separation agreement provides that the Company will retain all cash and cash equivalents generated by the Shallow Water business following June 30, 2003. Transocean is not required to make any additional payments to the Company for working capital needs under the master separation agreement.

NOTE 13 -- EARNINGS (LOSS) PER SHARE

      The Company's basic earnings (loss) per share, which is based upon the weighted average common shares outstanding without the dilutive effects of common stock equivalents (options, warrants, etc.), was $(0.04), $(0.59), $(2.88) and $(21.30) for the three and nine months ended September 30, 2004 and 2003, respectively. For the three and nine months ended September 30, 2004, there were 1,658,617 and 1,408,180 weighted average options outstanding to purchase Class A common stock of the Company, respectively, at a weighted average exercise price of $12.03 that were not included in the computation of diluted earnings per share because the effect of including the incremental shares was anti-dilutive for the periods. There were no common stock equivalents outstanding during 2003. No adjustments to net loss were made in calculating diluted earnings (loss) per share for the three-month and nine-month periods ended September 30, 2004 and 2003.

NOTE 14 -- STOCK-BASED COMPENSATION PLANS

      TODCO Long-Term Incentive Plan -- In February 2004, the Company adopted a long-term incentive plan for certain employees and non-employee directors of the Company in order to provide additional incentives through the grant of awards (the "Plan"). The Plan provides for the grant of options to purchase shares of the Company's Class A common stock, restricted stock, deferred stock units, share appreciation rights, cash awards, supplemental payments to cover tax liabilities associated with the aforementioned types of awards, and performance awards. Most awards under the Plan vest over a three-year period. A maximum of 3,000,000 shares of the Company's Class A common stock has been reserved for issuance under the Plan.

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

      The following table summarizes information about TODCO stock options held by employees and non-employee directors of the Company at September 30, 2004:


                         WEIGHTED-                 OPTIONS OUTSTANDING                    OPTIONS EXERCISABLE
                          AVERAGE          -----------------------------------    ----------------------------------
     RANGE OF            REMAINING            NUMBER          WEIGHTED-AVERAGE      NUMBER          WEIGHTED-AVERAGE
  EXERCISE PRICES     CONTRACTUAL LIFE      OUTSTANDING        EXERCISE PRICE     OUTSTANDING        EXERCISE PRICE
------------------   ------------------    -------------   --------------------   ------------    -------------------
   $12.00-$13.78          9.37 years         1,658,617            $12.03            730,000             $ 12.06

      The fair value of the options granted under the Plan in 2004 was estimated using the Black-Scholes options pricing model with the following weighted average assumptions:

             Dividend yield.........................................      0.00%
             Expected price volatility..............................      55.2%
             Risk-free interest rate................................      3.20%
             Expected life of options (in years)....................       5.0
             Weighted-average fair value of options granted.........     $7.94

      The Company recognized compensation expense of $0.8 million and $7.9 million related to stock options granted under the Plan during the three and nine months ended September 30, 2004, respectively.

      Also in conjunction with the IPO, the Company granted 294,175 shares of restricted stock to certain employees and non-employee directors of the Company with a weighted average vesting period of 2.39 years. These IPO-related awards of restricted stock were valued at $14.39 per share and were recorded as unearned compensation. Additionally, in May 2004, the Company granted 15,000 shares of restricted stock to non-employee directors of the Company with a vesting period of 10 years. The May 2004 awards of restricted stock were valued at $13.70 per share and were recorded as unearned compensation. The value of these awards will be amortized as compensation expense over the vesting period of the stock awards. During the first nine months of 2004, 6,285 shares of restricted stock (valued at $14.39 per share) were forfeited and are available for re-issuance under the Plan. Unearned compensation relating to the Company's restricted stock awards of $3.0 million at September 30, 2004 is shown as a reduction of shareholders' equity. Compensation expense recognized for the three and nine months ended September 30, 2004 related to stock awards totaled $0.5 million and $1.4 million, respectively.

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

NOTE 15 -- DISCONTINUED OPERATIONS

      There were no revenues related to discontinued operations for the three and nine months ended September 30, 2004. Operating revenues related to discontinued operations were $0 and $53.4 million for the three and nine months ended September 30, 2003, respectively.

      At September 30, 2004, liabilities related to discontinued operations consisted primarily of other current liabilities of $0.2 million. At December 31, 2003, net liabilities related to discontinued operations consisted of other current receivables of $0.1 million and accounts payable and other current liabilities of $0.5 million.

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

NOTE 16 -- SEGMENTS, GEOGRAPHICAL ANALYSIS AND MAJOR CUSTOMERS

      The Company's drilling assets consist of jackup and submersible drilling rigs and inland drilling barges located in the U.S. Gulf of Mexico and Trinidad, two jackup drilling rigs and a platform rig in Mexico, as well as land and lake barge drilling units located in Venezuela. The Company provides contract oil and gas drilling services and reports the results of those operations in three of the Company's business segments which correspond to the principal geographic regions in which the Company operates: U.S. Gulf of Mexico, U.S. Inland Barge Segment and Other International Segment. The Company also has a partial interest in a joint venture that operates a fleet of U.S. marine support vessels, which is reported in the Delta Towing Segment. The accounting policies of the reportable segments are the same as those described in Note 2.

      Revenue, depreciation, operating income (loss) and identifiable assets by reportable business segment was as follows (in millions):

                                    U.S. GULF OF      U.S. INLAND         OTHER          DELTA
                                       MEXICO            BARGE        INTERNATIONAL      TOWING         CORPORATE
                                      SEGMENT           SEGMENT          SEGMENT         SEGMENT        & OTHER(A)           TOTAL
                                    ------------      -----------     -------------      -------        ----------         ---------
THREE MONTHS ENDED:
     SEPTEMBER 30, 2004
         Revenues                     $  37.1          $  28.7          $  19.0          $   8.3          $  --            $   93.1
         Depreciation                    12.4              5.6              4.7              1.1             --                23.8
         Operating income (loss)          2.4              2.8             (1.6)            (0.1)          (5.8)               (2.3)

     SEPTEMBER 30, 2003
         Revenues                     $  28.3          $  19.3          $  10.9          $    --          $  --            $   58.5
         Depreciation                    14.1              5.7              3.0               --             --                22.8
         Operating loss                  (8.7)           (11.6)            (0.5)              --           (4.0)              (24.8)

NINE MONTHS ENDED:
     SEPTEMBER 30, 2004
         Revenues                     $  93.7          $  76.6          $  55.5          $  21.9          $  --            $  247.7
         Depreciation                    37.0             16.8             14.5              3.7             --                72.0
         Operating income (loss)         (9.5)            (1.8)            (4.8)             0.8          (23.6)              (38.9)

     SEPTEMBER 30, 2003
         Revenues                     $  71.9          $  63.7          $  31.7          $    --          $  --            $  167.3
         Depreciation                    42.8             17.4              9.0               --             --                69.2
         Operating loss (b)             (58.7)           (30.9)            (2.0)              --          (12.6)             (104.2)

----------
(a) Represents general and administrative expenses which were not allocated to a reportable segment.

(b) Includes impairment losses of $10.6 million and $1.0 million for the nine months ended September 30, 2003 related to the U.S. Gulf of Mexico and Other International segments, respectively. See Note 5.


      Total assets by segment were as follows (in millions):

                                           SEPTEMBER 30,      DECEMBER 31,
                                               2004              2003
                                           -------------      ------------
      U.S. Gulf of Mexico Segment            $  302.5          $  334.6
      U.S. Inland Barge Segment                 161.1             170.4
      Other International Segment               159.0             171.3
      Delta Towing Segment                       50.7              63.5
      Corporate and Other                        77.4              38.4
                                             --------          --------
            Total assets                     $  750.7          $  778.2
                                             ========          ========

      The Company provides contract oil and gas drilling services with different types of drilling equipment in several countries, as well as other marine support services in the U.S. coastal and inland water regions through the Company's interest in Delta Towing. Geographic information about the Company's operations was as follows (in millions):

                                  THREE MONTHS ENDED      NINE MONTHS ENDED
                                     SEPTEMBER 30,         SEPTEMBER 30,
                                  ------------------    --------------------
                                    2004      2003        2004        2003
                                  -------    -------    --------    --------
OPERATING REVENUES
United States                     $  74.1    $  47.6    $  192.2    $  135.6
Other countries                      19.0       10.9        55.5        31.7
                                  -------    -------    --------    --------
    Total operating revenues      $  93.1    $  58.5    $  247.7    $  167.3
                                  =======    =======    ========    ========

                        SEPTEMBER 30,     DECEMBER 31,
                           2004              2003
                        -------------     ------------
LONG-LIVED ASSETS
United States            $  478.4          $  542.5
Other countries             135.5             150.1


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

      - U.S. Gulf of Mexico Segment -- We currently have 20 jackup and three submersible rigs in the U.S. Gulf of Mexico shallow water market segment which begins at the outer limit of the transition zone and extends to water depths of about 350 feet. Our jackup rigs in this market segment consist of independent leg cantilever type units, mat-supported cantilever type rigs and mat-supported slot type jackup rigs that can operate in water depths up to 250 feet.

      - Other International Segment -- Our other international operations are currently conducted in Mexico, Trinidad and Venezuela. In Mexico, we operate two jackup rigs and are preparing our platform rig to operate for PEMEX, the Mexican national oil company. Additionally, we have two jackup rigs in Trinidad and nine land rigs and three lake barges in Venezuela. From December 2003 to September 2004, we operated a jackup rig offshore Venezuela which has been relocated to the U.S. Gulf of Mexico. We may pursue selected opportunities in other regions from time to time.

      - Delta Towing Segment -- We have a partial interest in a joint venture that operates a fleet of U.S. marine support vessels consisting primarily of shallow water tugs, crewboats and utility barges ("Delta Towing"). We are also a substantial creditor of Delta Towing.

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

      Operating and maintenance expenses may not necessarily fluctuate in proportion to changes in operating revenues because we seek to preserve crew continuity and maintain equipment when our rigs are idle. In general, labor costs increase primarily due to higher salary levels, rig staffing requirements and inflation. Equipment maintenance expenses fluctuate depending upon the type of activity the unit is performing and the age and condition of the equipment. Our current deductible level under our hull and machinery and protection and indemnity policies is $1.0 million and $5.0 million per occurrence, respectively. Prior to October 2004, our deductible level under each of these policies was $10.0 million per occurrence.

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

            - High Natural Gas Prices. While U.S. natural gas prices are volatile, the rolling twelve-month average price of natural gas has increased from $2.11 in January 1994 to $5.59 in September 2004. We believe high natural gas prices in the United States, if sustained, should result in more exploration and development drilling activity and higher utilization and dayrates for drilling companies like us.

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

      We believe that the drilling industry in the U.S. Gulf Coast has emerged from a cyclical low point, and we expect further strengthening in the near term. Market conditions for our U.S. Gulf Coast jackup fleet improved beginning in the third quarter of 2003 and continuing through the first nine months of 2004. As shown in the following table, from the third quarter of 2003 through the third quarter of 2004, our average revenue per day for U.S. Gulf of Mexico jackups and submersibles improved by 56%. During the same period, average revenue per day for our U.S. inland barges improved by 25%. As of November 1, 2004, our 12 jackup rigs working in the U.S. Gulf Coast were contracted at dayrates ranging from $33,800 to $38,800. As of November 1, 2004, our 13 operating inland barges were contracted at dayrates ranging from $15,000 to $27,800. We anticipate that the declining jackup rig supply in the U.S. Gulf Coast and the trend towards more deep gas well drilling will continue to result in improved utilization and higher dayrates.

      With respect to our Venezuelan operations, political unrest has continued to negatively impact our results of operations there. As a result, we have experienced some decrease in utilization in Venezuela during the second half of 2003 and the first nine months of 2004. Beginning in the third quarter of 2004, two of our land rigs began operating under one-year contracts, and another two land rigs began operating under one-year contracts in October and November 2004.

      The following table shows our average rig revenue per day and utilization for the quarterly periods ending on or prior to September 30, 2004 with respect to each of our three drilling segments. Average rig revenue per day is defined as operating revenue earned per revenue earning day in the period. Utilization in the table below is defined as the total actual number of revenue earning days in the period as a percentage of the total number of calendar days in the period for all drilling rigs in our fleet, as adjusted to include calendar days available for rigs that were held for sale during the periods ended on or prior to December 31, 2002.

                                                                             THREE MONTHS ENDED
                                      ---------------------------------------------------------------------------------------------
                                      SEPTEMBER 30,       DECEMBER 31,           MARCH 31,          JUNE 30,          SEPTEMBER 30,
                                          2002                2002                 2003               2003                2003
                                      -------------       ------------           ---------          --------           ------------
AVERAGE RIG REVENUE PER DAY:
   U.S. Gulf of Mexico
     Jackups and Submersibles            $22,400             $21,000             $22,600             $20,200             $22,900
   U.S. Inland Barges                     20,700              19,600              19,100              17,600              18,300
   Other International                    23,500              19,400              19,700              19,100              21,000

UTILIZATION:
   U.S. Gulf of Mexico
     Jackups and Submersibles                 32%                 34%                 31%                 44%                 54%
   U.S. Inland Barges                         47%                 44%                 47%                 39%                 38%
   Other International                        23%                 27%                 35%                 44%                 38%



                                                                        THREE MONTHS ENDED
                                            ---------------------------------------------------------------------
                                            DECEMBER 31,       MARCH 31,           JUNE 30,         SEPTEMBER 30,
                                              2003               2004                2004              2004
                                            ------------       ---------           --------         -------------

AVERAGE RIG REVENUE PER DAY:
   U.S. Gulf of Mexico
     Jackups and Submersibles                $26,700            $30,600            $30,700            $35,800
   U.S. Inland Barges                         18,700             20,300             22,500             22,900
   Other International                        25,600             40,000             37,500             34,600

UTILIZATION:
   U.S. Gulf of Mexico
     Jackups and Submersibles                     50%                43%                50%                51%
   U.S. Inland Barges                             40%                40%                42%                45%
   Other International                            28%                29%                29%                33%


      In the third quarter of 2003, we were awarded contracts with PEMEX, the Mexican national oil company, for two of our jackup rigs and a platform rig. After upgrades to comply with contract specifications, one rig began operating on a 720-day contract in early November 2003 at a contract dayrate of approximately $42,000. The other jackup rig began operating in early December 2003 on a 1,081-day contract at a contract dayrate of approximately $39,000. The cost to prepare the two jackup rigs to work in Mexico, including mobilization costs, which are deferred and will be recognized over the primary contract term, was approximately $22 million in the aggregate. The platform rig contract is 1,289 days in duration and is anticipated to begin operations in late 2004 at a contract dayrate of approximately $29,000. We have upgraded the platform rig to comply with PEMEX contract specifications at an aggregate cost of approximately $8 million to $9 million. Each of the contracts can be terminated by PEMEX on five days' notice, subject to certain conditions.

      In the third quarter of 2004, two of our land rigs began working in Venezuela under one-year term contracts at dayrates of approximately $22,200 and $23,800 and another two land rigs were re-deployed during October and November 2004 under one-year contracts with PDVSA at contract day rates of approximately $22,000. Our jackup rig, THE 156 which began operating in Venezuela in mid-December 2003, completed its contract in September 2004 and has been relocated to the U.S. Gulf of Mexico.

      Prior to October 2004, our principal insurance coverages for property damage, liability and occupational injury and illness were included in Transocean's insurance program in accordance with the master separation agreement. Effective October 15, 2004, we changed our insurance program to an independent, stand-alone insurance program, that provides for significantly lower deductibles than those in our previous insurance program. Our current deductible level under the new hull and machinery and protection and indemnity policies is $1.0 million and $5.0 million per occurrence, respectively. Prior to October 2004, our deductible level under each of these policies was $10.0 million per occurrence. Insurance premiums under the new program will be approximately $8 million for the twelve-month policy period, or approximately $3.5 million higher than those under the previous program with Transocean. We expect that the increased premium cost will be more than offset by the benefit of the lower deductibles, primarily with respect to hull and machinery claims.

IPO AND SEPARATION FROM TRANSOCEAN

      We were incorporated in Delaware on July 7, 1997 as R&B Falcon Corporation. On January 31, 2001, we became an indirect wholly owned subsidiary of Transocean Inc. ("Transocean") as a result of the merger transaction between us and Transocean (the "Transocean Merger"). On December 13, 2002, we changed our name from R & B Falcon Corporation to TODCO.

      In July 2002, Transocean announced plans to divest its Gulf of Mexico shallow and inland water ("Shallow Water") business through an initial public offering of TODCO. During 2003, we completed the transfer to Transocean of all assets not related to our Shallow Water business ("Transocean Assets"), including the transfer of all revenue-producing Transocean Assets. Accordingly, the Transocean Assets and related operations have been reflected as discontinued operations in our historical financial statements. See " -- Related Party Transactions -- Asset Transfers to Transocean" and " -- Relationship between Us and Transocean -- Master Separation Agreement -- TODCO Business" and " -- Transfer of Assets and Assignment of Liabilities" for a description of the separation of our respective businesses.

      In February 2004, we completed an initial public offering, with Transocean selling 13,800,000 shares of our Class A common stock (the "IPO") as part of our separation from Transocean. Transocean sold an additional 17,940,000 shares of our Class A common stock in September 2004 in a secondary offering. We did not receive any proceeds from either offering.

      Transocean currently owns 28,260,000 shares, or 100% of our outstanding Class B common stock which represents 47% of our outstanding common stock. Transocean has 82% of the combined voting power of our outstanding common stock due to the five votes per share of Class B common stock, as compared to the one vote per share of Class A common stock. Transocean does not own any of our outstanding Class A common stock. Transocean has advised us that its current long term intent is to dispose of our Class B common stock owned by it.

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

      General and administrative expense includes costs related to our corporate executives, corporate accounting and reporting, engineering, health, safety and environment, information technology, marketing, operations management, legal, tax, treasury, risk management and human resource functions. Prior to June 30, 2003 and the transfer of the Transocean Assets to Transocean, general and administrative expense also included an allocation from Transocean for certain administrative support. After June 30, 2003, general and administrative expense includes costs for services provided to us under our transition services agreement with Transocean. In 2004, we expect to incur approximately $3 million of additional general and administrative expense as a result of additional costs associated with being a separate public company. In addition, we are incurring additional general and administrative expense associated with the vesting of stock options and restricted stock granted in conjunction with the IPO.

      In February 2004, we adopted a long term incentive plan for certain of our employees and non-employee directors in order to provide additional incentives through the grant of awards (the "Plan"). In conjunction with the closing of the IPO, we granted restricted stock and stock options to certain employees and non-employee directors. Based upon the IPO price of $12.00 per share, the value of these awards that we will recognize as compensation expense is approximately $17.2 million. We recognized $9.3 million of compensation expense related to these awards and grants in the first nine months of 2004. We will amortize the remaining $7.9 million to compensation expense over the vesting period of the awards and options with $1.4 million recognized during the remainder of 2004, $4.8 million in 2005 and $1.7 million in 2006 and thereafter. In addition to these initial grants under the Plan, we may elect to make additional grants of restricted stock and stock options. The value of any additional awards under the Plan will be recognized as compensation expense over the vesting period of the awards.

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

      In conjunction with the IPO, we entered into a tax sharing agreement with Transocean Holdings, whereby, Transocean will indemnify us against substantially all pre-IPO income tax liabilities. However, we must pay Transocean for substantially all pre-closing income tax benefits utilized subsequent to the closing of the IPO. As of September 30, 2004, we had approximately $535 million of estimated pre-closing income tax benefits subject to this obligation to reimburse Transocean of which approximately $173 million of the tax benefits were reflected in our historical financial statements at December 31, 2003. The additional estimated tax benefits resulted from the closing of the IPO, specified ownership changes, statutory allocations of tax benefits among Transocean's consolidated group members and other events. Depending upon certain tax planning strategies executed by Transocean during 2004 and actual Transocean taxable income for the current year, this pre-closing tax benefit amount will change and is currently estimated to be approximately $360 million.

      As part of the tax sharing agreement, we must pay Transocean for substantially all pre-closing income tax benefits which the Company may utilize or be deemed to have utilized subsequent to the closing of the IPO. Accordingly, we recorded an equity transaction in February 2004 to reflect this liability to Transocean of approximately $174 million, equal to the pre-closing income tax benefits, as a corresponding obligation within the deferred income tax asset accounts and a reduction in additional paid-in capital. In September 2004, as a result of a 2003 return-to-provision adjustment, the liability to Transocean was revised to approximately $182 million, and we recorded an equity adjustment of $7.7 million and the additional liability to Transocean as a reduction in additional paid-in capital and an obligation within the deferred income tax asset accounts. This adjustment had no effect on our results of operations.

      In addition, Transocean agreed to indemnify us for certain tax liabilities that existed as of the IPO date of $10.3 million. The tax indemnification by Transocean was recorded as a credit to additional paid-in capital with a corresponding offset to a related party receivable from Transocean.

      We currently anticipate that we will be in a net tax liability position at the end of 2004 and expect to utilize a portion of the pre-closing income tax benefits to offset our federal income tax obligation. As of September 30, 2004 we have utilized $3.7 million of these pre-closing income tax benefits to offset our current federal income tax obligation for the nine months then ended. The liability to Transocean for the utilization of these pre-closing income tax benefits of $1.3 million is presented within accrued income taxes - related party in our condensed consolidated balance sheet at September 30, 2004 and is payable January 15, 2005.

      Additionally, the tax sharing agreement provides that if any person other than Transocean or its subsidiaries becomes the beneficial owner of greater than 50% of the total voting power of TODCO's outstanding voting stock, we will be deemed to have utilized all of these pre-closing tax benefits, and we will be required to pay Transocean an amount for the deemed utilization of these tax benefits adjusted by a specified discount factor. This payment is required even if we are unable to utilize the pre-closing tax benefits. If an acquisition of beneficial ownership had occurred on September 30, 2004, the estimated amount that we would have been required to pay to Transocean would have been approximately $290 million based upon Transocean's tax planning strategies and estimated 2004 taxable income. See " -- Relationship Between Us and Transocean -- Tax Sharing Agreement".

      We had an "ownership change" for purposes of Section 382 of the Internal Revenue Code of 1986, as amended, in connection with our secondary stock offering. As a result, our ability to utilize certain of our tax benefits is subject to an annual limitation. However, we believe that, in light of the amount of the annual limitation, it should not have a material effect on our ability to utilize these tax benefits for the foreseeable future.

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

      Property and Equipment. Our property and equipment represent approximately 79% of our total assets as of September 30, 2004. We determine the carrying value of these assets based on our property and equipment accounting policies, which incorporate our estimates, assumptions and judgments relative to capitalized costs, useful lives and salvage values of our rigs. We review our property and equipment for impairment when events or changes in circumstances indicate that the carrying value of these assets or asset groups may be impaired or when reclassifications are made between property and equipment and assets held for sale as prescribed by the FASB's Statement of Financial Accounting Standards ("SFAS") 144, Accounting for Impairment or Disposal of Long-Lived Assets. Asset impairment evaluations are based on estimated undiscounted cash flows for the assets being evaluated. Our estimates, assumptions and judgments used in the application of our property and equipment accounting policies reflect both historical experience and expectations regarding future industry conditions and operations. Using different estimates, assumptions and judgments, especially those involving the useful lives of our rigs and expectations regarding future industry conditions and operations, would result in different carrying values of assets and results of operations. For example, a prolonged downturn in the drilling industry in which utilization and dayrates were significantly reduced could result in an impairment of the carrying value of our drilling rigs.

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

RESULTS OF CONTINUING OPERATIONS

      The following table sets forth our operating days, average rig utilization rates, average rig revenue per day, revenues and operating expenses by operating segment for the periods indicated:

                                                              FOR THE THREE MONTHS ENDED                FOR THE NINE MONTHS ENDED
                                                                      SEPTEMBER 30,                          SEPTEMBER 30,
                                                             -----------------------------           -----------------------------
                                                                2004                2003               2004                2003
                                                             ---------           ---------           ---------           ---------
                                                                                (IN MILLIONS EXCEPT PER DAY DATA)
   U.S. GULF OF MEXICO SEGMENT:
      Operating days                                             1,036               1,239               2,883               3,294
      Available days(a)                                          2,024               2,300               6,028               7,730
      Utilization(b)                                                51%                 54%                 48%                 43%
      Average rig revenue per day(c)                         $  35,800           $  22,800           $  32,500           $  21,800
      Operating revenues                                     $    37.1           $    28.3           $    93.7           $    71.9
      Operating and maintenance expenses(d)                       22.3                22.9                67.7                77.3
      Depreciation                                                12.4                14.1                37.0                42.8
      Impairment loss on long-lived assets                          --                  --                  --                10.6
      Gain on disposal of assets, net                               --                  --                (1.5)               (0.1)
      Operating income (loss)                                      2.4                (8.7)               (9.5)              (58.7)

   U.S. INLAND BARGE SEGMENT:
      Operating days                                             1,254               1,049               3,491               3,463
      Available days(a)                                          2,760               2,760               8,220               8,341
      Utilization(b)                                                45%                 38%                 43%                 42%
      Average rig revenue per day(c)                         $  22,900           $  18,400           $  21,900           $  18,400
      Operating revenues                                     $    28.7           $    19.3           $    76.6           $    63.7
      Operating and maintenance expenses(d)                       20.9                25.3                63.2                77.3
      Depreciation                                                 5.6                 5.7                16.8                17.4
      Gain on disposal of assets, net                             (0.6)               (0.1)               (1.6)               (0.1)
      Operating income (loss)                                      2.8               (11.6)               (1.8)              (30.9)

   OTHER INTERNATIONAL SEGMENT:
      Operating days                                               549                 520               1,491               1,592
      Available days(a)                                          1,656               1,380               4,932               4,095
      Utilization(b)                                                33%                 38%                 30%                 39%
      Average rig revenue per day(c)                         $  34,600           $  21,000           $  37,200           $  19,900
      Operating revenues                                     $    19.0           $    10.9           $    55.5           $    31.7
      Operating and maintenance expenses(d)                       15.9                 8.4                46.1                24.0
      Depreciation                                                 4.7                 3.0                14.5                 9.0
      Impairment loss on long-lived assets                          --                  --                  --                 1.0
      Gain on disposal of assets, net                               --                  --                (0.3)               (0.3)
      Operating loss                                              (1.6)               (0.5)               (4.8)               (2.0)

   DELTA TOWING SEGMENT:
      Operating revenues                                     $     8.3           $      --           $    21.9           $      --
      Operating and maintenance expenses(d)                        6.3                  --                16.4                  --
      Depreciation                                                 1.1                  --                 3.7                  --
      General and administrative expenses                          1.2                  --                 3.0                  --
      Gain on disposal of assets                                  (0.2)                 --                (2.0)                 --
      Operating loss                                              (0.1)                 --                (0.8)                 --

   TOTAL COMPANY:
      Rig operating days                                         2,839               2,808               7,865               8,349
      Rig available days(a)                                      6,440               6,440              19,180              20,166
      Rig utilization(b)                                            44%                 44%                 41%                 41%
      Average rig revenue per day(c)                         $  29,900           $  20,000           $  28,700           $  20,000
      Operating revenues                                     $    93.1           $    58.5           $   247.7           $   167.3
      Operating and maintenance expenses(d)                       65.4                56.6               193.4               178.6
      Depreciation                                                23.8                22.8                72.0                69.2
      General and administrative expenses                          7.0                 4.0                26.6                12.6
      Impairment loss on long-lived assets                          --                  --                  --                11.6
      Gain on disposal of assets, net                             (0.8)               (0.1)               (5.4)               (0.5)
      Operating loss                                              (2.3)              (24.8)              (38.9)             (104.2)

----------
See notes on following page.

Notes to preceding table.

      (a) Available days are the total number of calendar days in the period for all drilling rigs in our fleet.

      (b) Utilization is the total number of operating days in the period as a percentage of the total number of calendar days in the period for all drilling rigs in our fleet.

      (c) Average rig revenue per day is defined as revenue earned per operating day for the applicable segment, and as total U.S. Gulf of Mexico, U.S. Inland Barge and Other International revenues per rig operating days for "Total Company".

      (d) Excludes depreciation, amortization and general and administrative expenses.

      Our consolidated results of operations for the first nine months of 2004 reflect the consolidation of our 25% ownership interest in Delta Towing effective January 1, 2004 in accordance with FIN 46. Accordingly, our results for 2004 include revenues and expenses for Delta Towing. Prior to the adoption of FIN 46, we recorded our 25% interest in the results of Delta Towing as equity in income (loss) of joint ventures in our consolidated statements of operations and also recognized interest income -- related party related to Delta Towing's notes payable to us. See " -- Relationships with Variable Interest Entities" for a discussion of the effects of FIN 46 on our investment in Delta Towing.

THREE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

      Revenues. Total revenues increased $34.6 million, or 59%, during the third quarter of 2004, as compared to the same period in 2003. The increase in revenue is primarily attributable to higher overall average rig revenue per day earned in 2004, as compared to the prior year period, and the inclusion of revenues from the operation of Delta Towing's fleet of marine support vessels. Overall average rig revenue per day increased from $20,000 for the three months ended September 30, 2003 to $29,900 for the three months ended September 30, 2004. The increase in average rig revenue per day reflects the continued improvement of market conditions in the U.S. Gulf of Mexico and transition zone along the U.S. Gulf Coast, as well as the addition of two of our jackup rigs which began operating offshore Mexico in late 2003 and a jackup rig that recently completed drilling operations offshore Venezuela. Average rig utilization of 44% for the three months ended September 30, 2004 was unchanged from utilization levels achieved for the same period in 2003. Increased utilization in our U.S. Inland Barge segment, was offset by lower utilization in our other drilling segments.

      Revenues for our U.S. Gulf of Mexico segment increased $8.8 million, or 31%, in the three months ended September 30, 2004, as compared to the same period in 2003. In the third quarter of 2004, we achieved higher average rig revenue per day for our jackup and submersible drilling fleet. Average rig revenue per day increased from $22,800 in the third quarter of 2003 to $35,800 in the third quarter of 2004, which resulted in an additional $13.1 million in operating revenues for the three months ended September 30, 2004, as compared to the same period in 2003. The increase in average rig revenue per day is the result of our success in obtaining contracts with our customers at higher day rates in response to a decreased supply of jackup drilling rigs in the U.S. Gulf of Mexico. After giving effect to the transfers of the jackup drilling units THE 156, THE 205 and THE 206 to our Other International segment in the fourth quarter of 2003, utilization for our current rig fleet in this market for the third quarter of 2004, as compared to the third quarter of 2003, remained relatively unchanged. The drilling units transferred to our Other International segment generated revenues of $4.1 million in the three months ended September 30, 2003.

      Revenues for our U.S. Inland Barge segment increased $9.4 million, or 49%, in the third quarter of 2004, as compared to the same period in 2003, primarily as a result of higher average rig revenue per day achieved in 2004, as compared to the third quarter of 2003. Average rig revenue per day increased from $18,400 for the third quarter of 2003 to $22,900 for the third quarter of 2004, as a result of our successful marketing efforts in negotiating higher day rates for our inland barge fleet. The increase in average rig revenue per day resulted in additional revenue of $5.6 million for the three months ended September 30, 2004, as compared to the same period in 2003. This market continues to improve with utilization in this segment approaching the levels attained in early 2003. Utilization of our inland barge fleet was 45% for the third quarter of 2004, as compared to 38% for the same period in 2003. The increase in utilization in this segment resulted in $3.8 million higher operating revenues for the three months ended September 30, 2004, as compared to the three months ended September 30, 2003.

      Revenues for our Other International segment were $19.0 million for the three months ended September 30, 2004, as compared to $10.9 million for the same period in 2003. The $8.1 million, or 74%, increase in operating revenues reported in the third quarter of 2004, as compared to the third quarter of 2003, reflects the operation of two of our jackup rigs (THE 205 and THE 206), which began working offshore Mexico in late 2003 under long-term contracts with PEMEX and the operation of THE 156 on a multi-well contract with ConocoPhillips offshore Venezuela, which was completed in September 2004. The operation of these rigs in the third quarter of 2004 contributed an additional $12.1 million in operating revenues during the three months ended September 30, 2004. The favorable contribution by these jackup drilling rigs was partially offset by lower utilization for our land rigs in Venezuela and a platform rig in Trinidad that completed its drilling contract in the third quarter of 2003. The lower utilization of our land rigs in Venezuela resulted in $1.3 million lower operating revenues for the three months ended September 30, 2004, as compared to the same period in 2003. Our platform rig in Trinidad generated $2.7 million in revenues in the third quarter of 2003.

      Our revenues for the three months ended September 30, 2004 included $8.3 million related to the operation of Delta Towing's fleet of U.S. marine support vessels.

      Operating and Maintenance Expenses. Total operating and maintenance expenses increased $8.8 million, or 16%, during the three months ended September 30, 2004, as compared to the same period in 2003. A decrease in operating expenses for our U. S. Gulf of Mexico and Inland Barge segments in the third quarter of 2004, as compared to the third quarter of 2003, was offset by higher operating expenses in our Other International segment, primarily due to the transfer of three jackup drilling rigs from the U.S. Gulf of Mexico to international locations in the fourth quarter of 2003 and the inclusion of $6.3 million in operating expenses related to Delta Towing. Operating expenses for the third quarter of 2003, included $3.8 million in one-time charges related to a well-control incident and a fire on two of our barge rigs.

      Operating costs for our U.S. Gulf of Mexico segment for the three months ended September 30, 2004 declined $0.6 million to $22.3 million, as compared to $22.9 million for the same period in 2003. The decline in operating costs in 2004, as compared to 2003, is primarily related to the transfer of three of our jackup rigs to locations in Mexico and Venezuela in the fourth quarter of 2003 ($4.8 million), which was partially offset by higher personal injury and property damage claims costs ($1.4 million), higher write-downs, net of recoveries, of other receivables ($1.9 million) and higher mobilization costs ($0.6 million) associated with well-to-well rig moves for the three months ended September 30, 2004, as compared to the three months ended September 30, 2003.

      Operating and maintenance costs for our U.S. Inland Barge segment declined $4.4 million, or 17%, during the third quarter of 2004, as compared to the third quarter of 2003, primarily due to the absence of $3.8 million in one-time charges related to a fire and a well-control incident on two of our inland barge rigs. In addition, other net decreases in other operating costs and lower write-downs of other receivables $(1.8 million) were partly offset by higher personal injury and property damage claims costs ($1.2 million) during the third quarter of 2004, as compared to the same period in 2003.

      Operating costs for our Other International segment were $15.9 million for the three months ended September 30, 2004, as compared to $8.4 million for the three months ended September 30, 2003. The $7.5 million increase in operating and maintenance costs is primarily attributable to $9.4 million of additional operating expense related to our jackup drilling operations in Mexico and a jackup rig working offshore Venezuela in the third quarter of 2004, partly offset by the absence of operating costs related to our platform rig in Trinidad, which completed its operations in the third quarter of 2003, and lower operating costs for our land drilling operations in Venezuela as a result of lower utilization in the third quarter of 2004, as compared to the same period in 2003. Our results for this segment for the three months ended September 30, 2003 included $2.3 million of operating costs associated with the platform rig in Trinidad.

      General and Administrative Expenses. General and administrative expenses were $7.0 million for the three months ended September 30, 2004, as compared to $4.0 million for the comparable period in 2003. The $3.0 million increase in general and administrative expenses is primarily attributable to the inclusion of $1.3 million in stock compensation expense associated with post-IPO grants of stock options and restricted stock awards, $1.2 million in general and administrative expenses for Delta Towing and higher fees for professional services in the third quarter of 2004, compared to the third quarter of 2003.

      Interest Expense. Third party interest expense and interest expense-related party decreased $7.9 million in the third quarter of 2004, as compared to the same period in 2003, primarily due to lower debt balances owed to third parties and Transocean. In 2003, we repaid $15.2 million of third party debt and, in conjunction with the transfer of the Transocean Assets, we retired $529.7 million in related party debt payable to Transocean. Additionally, prior to the closing of our IPO, we completed a debt-for-equity exchange of all our remaining outstanding related party debt payable to Transocean.

NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

      Revenues. Total revenues increased $80.4 million, or 48%, during the first nine months of 2004, as compared to the same period in 2003. The increase in revenues is primarily attributable to higher overall average rig revenue per day earned in 2004, as compared to the prior year period, and the inclusion of revenues from the operation of Delta Towing's fleet of marine support vessels. Overall average rig revenue per day increased from $20,000 for the nine months ended September 30, 2003 to $28,700 for the nine months ended September 30, 2004. The increase in average rig revenue per day reflects the continued improvement of market conditions in the U.S. Gulf of Mexico and transition zone along the U.S. Gulf Coast, as well as the addition of two of our jackup rigs which began operating offshore Mexico in late 2003 and a jackup rig that recently completed its contract offshore Venezuela. Average rig utilization of 41% for the nine months ended September 30, 2004 remained unchanged from the comparable period in 2003 due to a decrease in total available rig operating days in the 2004 period as a result of the removal of five jackup rigs from our actively marketed fleet in the second quarter of 2003, combined with the effect of lower land rig utilization in Venezuela during 2004.

      Revenues for our U.S. Gulf of Mexico segment increased $21.8 million, or 30%, during the nine months ended September 30, 2004, as compared to the first nine months of 2003. In 2004, we achieved higher average rig revenue per day for our jackup and submersible drilling fleet as a result of our success in obtaining contracts with our customers at higher day rates in response to increased market demand and decreased jackup drilling rig supply in the U.S. Gulf of Mexico. Average revenue per day increased to $32,500 for the nine months ended September 30, 2004, up from $21,800 for the same period in 2003, which resulted in an additional $30.9 million in operating revenues for the nine months ended September 30, 2004, as compared to the same period in 2003. Results for the first nine months of 2004 also reflect higher utilization for our current rig fleet in this market, after giving effect to the transfers of the jackup drilling units THE 156, THE 205 and THE 206 to our Other International segment in the fourth quarter of 2003. This increase in utilization resulted in $5.0 million in additional rig revenues in the nine months ended September 30, 2004, as compared to the same period in 2003. The drilling units transferred to our Other International segment generated revenues of $14.1 million in the nine months ended September 30, 2003.

      Revenues for our U.S. Inland Barge segment increased $12.9 million, or 20%, in the nine months ended September 30, 2004, as compared to the same period of the prior year, primarily due to higher average rig revenue per day achieved in 2004, as compared to 2003. Average rig revenue per day increased from $18,400 for the nine months ended September 30, 2003 to $21,900 for the nine months ended September 30, 2004, as a result of our successful marketing efforts in negotiating higher day rates for our fleet of inland barges during 2004. The increase in average rig revenue per day resulted in additional revenues of $12.4 million for the nine months ended September 30, 2004, as compared to the same period in 2003. This market has continued to improve in 2004 resulting in improved utilization of our inland barge fleet compared to utilization levels experienced beginning in the last half of 2003. Utilization of our inland barge fleet was 43% for the nine months ended September 30, 2004, as compared to 42% for the first nine months of 2003, which resulted in $0.5 million higher operating revenues in the first nine months of 2004, as compared to the same period in 2003.

      Revenues for our Other International segment were $55.5 million for the nine months ended September 30, 2004. The $23.8 million, or 75%, increase over operating revenues reported for the nine months ended September 30, 2003 reflects the operation of two of our jackup rigs, (THE 205 and THE 206), which began working offshore Mexico in late 2003 under long-term contracts and the operation of THE 156, which began operating under a multi-well contract with ConocoPhillips in late December 2003. The operation of these rigs in 2004 contributed an additional $38.3 million in operating revenues during the nine months ended September 30, 2004. The favorable contribution by these jackup rigs was partially offset by lower utilization for our land rigs in Venezuela and a platform rig in Trinidad that completed its contract in the third quarter of 2003. The lower utilization for our land rigs in Venezuela resulted in a $7.4 million decrease in operating revenues for the nine months ended September 30,

2004, as compared to the same period in 2003. Our platform rig, which was operating in Trinidad until the third quarter of 2003, generated $7.4 million of operating revenues in the nine months ended September 30, 2003.

      Our revenues for the first nine months of 2004 included $21.9 million related to the operation of Delta Towing's fleet of U.S. marine support vessels.

      Operating and Maintenance Expenses. Total operating and maintenance expenses increased $14.8 million, or 8%, in the first nine months of 2004, as compared to operating expenses of $178.6 million for the same period in 2003. A decrease in operating expenses for our U.S. Gulf of Mexico and Inland Barge segments was partly offset by higher operating expenses in our Other International segment, primarily due to the transfer of three jackup drilling rigs from the U.S. Gulf of Mexico to international locations, the absence of one-time charges related to a well-control incident and fire on two of our barge rigs and an insurance provision for damages sustained to the mat finger on one of our jackup rigs in 2003. Our results for the first nine months of 2004 also included $16.4 million in operating expenses related to Delta Towing.

      Operating costs for our U.S. Gulf of Mexico segment declined $9.6 million, or 12%, in the first nine months of 2004, as compared to the same period in 2003, primarily due to the transfer of three of our jackup rigs to locations in Mexico and Venezuela in the fourth quarter of 2003 ($14.6 million) and an insurance provision in 2003 for damages sustained to one of our jackup rigs ($2.2 million). These favorable variances in operating costs were partly offset by higher costs for maintenance of our jackup rig fleet in the U.S. Gulf of Mexico ($3.2 million), personal injury claims ($1.2 million), personnel-related charges for labor and health benefits claims ($2.2 million), and write-downs, net of recoveries, of accounts and other receivables ($0.5 million) in the first nine months of 2004, as compared to the comparable period in 2003.

      Operating and maintenance expenses for our U.S. Inland Barge segment were $63.2 million for the nine months ended September 30, 2004, as compared to $77.3 million for the same period in 2003. Our results for the first nine months of 2003 included one-time charges of $7.5 million and $3.5 million related to a June 2003 well-control incident and September 2003 fire on two of our inland barge rigs, respectively. The further decrease in operating expenses for this segment in the first nine months of 2004, as compared to the comparable period in 2003, was primarily the result of lower personnel-related charges ($2.2 million) due primarily to lower labor and health benefits costs, lower write-downs of other receivables ($0.8 million) and lower other operating costs, including costs related to support vessels and other equipment rentals ($2.2 million). These favorable decreases were partly offset by $2.1 million in higher maintenance costs in the first nine months of 2004.

      Operating costs for our Other International segment for the first nine months of 2004 increased $22.1 million, as compared to the same period in 2003, primarily due to $19.8 million of additional operating expenses as a result of our jackup drilling operations in Mexico. Operating expenses in the first nine months of 2004 also included $10.3 million of costs related to the operation of THE 156 offshore Venezuela, partly offset by lower operating costs of $2.7 million as a result of lower utilization of our land rigs in Venezuela. Our results for this segment in the first nine months of 2003 included $5.3 million of additional operating costs related to our platform rig in Trinidad, which completed its contract in the third quarter of 2003.

      General and Administrative Expenses. General and administrative expenses were $26.6 million for the nine months ended September 30, 2004, as compared to $12.6 million for the comparable period in 2003. The $14.0 million increase in general and administrative expenses was due primarily to the inclusion of $9.3 million of stock compensation expense associated with post-IPO grants of stock options and restricted stock awards, $1.5 million in stock compensation expense related to the modification of Transocean stock options held by some of our employees, $3.0 million in general and administrative expenses for Delta Towing and $1.3 million in higher other overhead costs, primarily related to corporate insurance policies and professional fees. These unfavorable variances in general and administrative expenses in the first nine months of 2004, as compared to the same period in 2003, were partly offset by lower administrative charges of $1.1 million for the nine months ended September 30, 2004 under our transition services agreement with Transocean, which became effective in the third quarter of 2003. See " -- Related Party Transactions -- Allocation of Administrative Costs."

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

      Gain on Disposal of Assets, Net. During the nine months ended September 30, 2004, we realized gains on disposal of assets of $5.4 million, primarily related to the sale of five marine support vessels by Delta Towing ($2.0 million), the settlement of an October 2000 insurance claim for one of our jackup rigs ($1.5 million), and sales and disposals of used drill pipe ($1.5 million). Net gains (losses) on disposal of assets were not significant in the first nine months of 2003.

      Interest Expense. Third party interest expense and interest expense-related party decreased $30.9 million in the nine months ended September 30, 2004, as compared to the same period in 2003, primarily due to lower debt balances owed to third parties and Transocean, partly offset by $1.0 million in bank commitment fees related to our $75 million line of credit entered into in December 2003. In 2003, we repaid $15.2 million of third party debt and, in conjunction with the transfer of the Transocean Assets, we retired $529.7 million in related party debt payable to Transocean. Additionally, prior to the closing of our IPO, we completed a debt-for-equity exchange of all our remaining outstanding related party debt payable to Transocean.

      Loss on Retirement of Debt. In conjunction with the retirement of debt held by Transocean in 2003, we recorded losses on retirement of related party debt for the nine months ended September 30, 2003 of $79.5 million. In the first quarter of 2004, we wrote off the remaining balance of unamortized fees of approximately $1.9 million associated with the exchange of Transocean debt for our outstanding senior notes in March 2002 due to the retirement of the debt in conjunction with the IPO. See " -- Related Party Transactions -- Long-Term Debt -- Transocean."

      Impairment of Investment in and Advance to Joint Venture. Based on cash flow projections and industry conditions, we recorded a $21.3 million impairment of our notes receivable from Delta Towing during the second quarter of 2003. See " -- Relationships with Variable Interest Entities."

      Other, Net. Other expense, net was $2.3 million for the nine months ended September 30, 2003, including a $2.4 million loss on revaluation of our local currency in Venezuela. In January 2003, Venezuela implemented foreign exchange controls that limit our ability to convert local currency into U.S. dollars and transfer excess funds out of Venezuela. The exchange controls caused an artificially high value to be placed on the local currency. As a result, we recognized a loss on revaluation of the local currency into functional U.S. dollars during the second quarter of 2003. Other income, net was $1.3 million for the nine months ended September 30, 2004 and related primarily to a $0.7 million reduction of the excess reserve for revaluation of Venezuelan local currency due to a sustained decrease in the net carrying value of assets denominated in local currency in 2004 and other foreign currency translation gains recognized during the period.

      Income Tax Benefit. The income tax benefit of $13.4 million for the nine months ended September 30, 2004 reflects an effective tax rate ("ETR") of 29.4%, as compared to $50.4 million for the comparable period in 2003, based on an ETR of 10.6%. The increased ETR is primarily the result of providing a valuation allowance on net operating losses generated in 2003. During the first nine months of 2003, we recorded a valuation allowance on net operating loss carry forwards and foreign tax credits generated during the period.

DISCONTINUED OPERATIONS

      In July 2002, Transocean announced plans to divest its Shallow Water business through an initial public offering of TODCO. During 2003, we completed the transfer to Transocean of the Transocean Assets, including all revenue-producing Transocean Assets. Accordingly, the Transocean Assets and related operations have been reflected as discontinued operations in our historical financial statements. See Note 15 to our condensed consolidated financial statements, for a discussion of discontinued operations. See " -- Related Party Transactions -- Asset Transfers to Transocean" for a description of the separation of our respective businesses.

FINANCIAL CONDITION

      At September 30, 2004 and December 31, 2003, we had total assets of $750.7 million and $778.2 million, respectively. The $27.5 million decrease in assets during the first nine months of 2004 is primarily attributable to normal depreciation of $72.0 million, $2.7 million in net amortization of deferred preparation and mobilization costs, the write-off of $1.9 million in unamortized consent fees associated with the Transocean senior note exchange and other net decreases in assets of $0.9 million. These decreases in assets were partly offset by $5.9 million in deferred income tax assets recognized in the first nine months of 2004, a $10.3 million increase in amounts receivable from Transocean in recognition of the post-IPO business and tax indemnities, and $33.8 million in higher cash and cash equivalents (see " -- Liquidity and Capital Resources").

      Working capital at September 30, 2004 was $54.9 million, as compared to a working capital deficit of $2.6 million at December 31, 2003. The increase in working capital during the nine months ended September 30, 2004 is primarily attributable to our operating results for the year-to-date period in 2004, combined with the effect of lower cash interest payments as the result of the retirement of debt in 2003 and the pre-IPO debt-for-equity exchanges with Transocean.

LIQUIDITY AND CAPITAL RESOURCES

SOURCES AND USE OF CASH

      The following discussion relates to our historical sources and uses of cash, which includes components from both continuing operations and discontinued operations during 2003.

      Nine Months Ended September 30, 2004 Compared to Nine Months Ended September 30, 2003. Net cash provided by operating activities was $30.9 million for the nine months ended September 30, 2004, as compared to $94.6 million for the same period in 2003. The $63.7 million decrease in net cash provided by operating activities is primarily attributable to lower adjustments to reconcile net loss as reported to net cash used in operating activities and less cash provided by changes in operating assets and liabilities, partly offset by a lower reported net loss in the first nine months of 2004 as compared to the same period of 2003. We reported a $226.5 million lower net loss in the first nine months of 2004, as compared to the first nine months of 2003, primarily due to the absence of net losses attributable to the Transocean Assets ($65.0 million) which were transferred to Transocean during 2003, a lower operating loss from continuing operations, lower net interest expense ($30.9 million) and lower other non-cash charges in the first nine months of 2004. Total non-cash adjustments decreased $83.9 million for the nine months ended September 30, 2004, as compared to the first nine months of 2003, primarily related to depreciation ($7.6 million), (gain) loss on disposal of assets ($14.8 million), loss on retirement of debt and impairment losses on long-lived assets and our investment in and advances to Delta Towing ($98.9 million). Non-cash adjustments for the first nine months of 2004 also included favorable adjustments of $19.7 million for deferred income taxes, $10.8 million related to stock-based compensation expense associated with our post-IPO stock option grants and restricted stock awards, as well as the modification of the Transocean stock options held by TODCO employees, and $7.3 million for deferred revenue. Cash provided by changes in operating assets and liabilities, net of effect of distributions to affiliates, was $2.9 million for the first nine months of 2004 as compared to $209.2 million for the same period in 2003. The $206.3 million decrease in cash provided by changes in operating assets and liabilities is primarily the result of the transfer of the Transocean Assets to Transocean and the related settlement of outstanding balances with Transocean.

      Net cash provided by investing activities amounted to $3.2 million for the first nine months of 2004 compared to $67.2 million for the same period in 2003. The $64.0 million decrease in net cash provided by investing activities relates primarily to the sales of the Transocean Assets to Transocean which were completed by the end of the second quarter of 2003.

      Net cash used in financing activities amounted to $0.3 million for the first nine months of 2004, as compared to $235.0 million for the same period in 2003. Financing activities for the 2004 period included $0.7 million in net short-term borrowings under our Venezuela line of credit, offset by $1.0 million in net retirements of capital lease obligations. Cash used in financing activities in the first nine months of 2003 included $103.9 million in cash balances transferred to Transocean in connection with the sale and distribution of subsidiaries to Transocean, the net repayment of long-term advances from Transocean of $54.0 million and $78.8 million in repayments of other debt. See " -- Related Party Transactions".

SOURCES OF LIQUIDITY AND CAPITAL EXPENDITURES

      Our cash flows from operations and asset sales were our primary sources of liquidity for the nine months ended September 30, 2004. Our primary sources of liquidity for the nine months ended September 30, 2003 were our cash flows from continuing and discontinued operations. For the nine months ended September 30, 2004, our primary uses of cash were capital expenditures of $8.3 million related to upgrades and replacements of equipment and the retirement of amounts owed under capital lease obligations. Primary uses of cash for the first nine months of 2003 were debt repayments, including amounts due to Transocean, the transfer of cash balances in conjunction with the sale or distribution of Transocean Assets to Transocean and capital expenditures of $7.4 million for upgrades and replacements of equipment. At September 30, 2004, we had $53.8 million in cash and cash equivalents.

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

      In the third quarter of 2004, we entered into an unsecured line of credit with a bank in Venezuela that provides for a maximum of 4.5 million Venezuela Bolivars ($2.3 million U.S. dollars at the current exchange rate at September 30, 2004) in order to establish a source of local currency to meet our current obligations in Venezuela Bolivars. Each draw on the line of credit is denominated in Venezuela Bolivars and is evidenced by a 30-day promissory note that bears interest at the then market rate as designated by the bank. The promissory notes are pre-payable at any time; however, if not repaid within 30 days, the promissory notes automatically renew for an additional 30-day period at the then designated interest rate. There are no commitment fees payable on the unused portion of the line of credit, and the facility is reviewed annually by the bank's board of directors.

      At September 30, 2004, we had $0.7 million (1.4 million Venezuela Bolivars) in borrowings outstanding with respect to the line of credit, which bears interest at 17% per annum.

      We expect capital expenditures to be approximately $14 million in 2004, primarily for rig refurbishments and the purchase of capital equipment. The timing and amounts we actually spend in connection with our plans to upgrade and refurbish other selected rigs, including rigs requiring substantial refurbishment, is subject to our discretion and will depend on our view of market conditions and our cash flows. We would expect capital expenditures to increase as market conditions improve. From time to time we may review possible acquisitions of drilling rigs or businesses, joint ventures, mergers or other business combinations and may in the future make significant capital commitments for such purposes. Any such transactions could involve the issuance of a substantial number of additional shares or other securities or the payment by us of a substantial amount of cash. We would likely fund the cash portion, if any, of such transactions through cash balances on hand, the incurrence of additional debt, sales of assets, shares or other securities or a combination thereof. In addition, from time to time we may consider possible dispositions of drilling rigs. Our ability to fund capital expenditures would be adversely affected if conditions deteriorate in our business, we experience poor results in our operations or we fail to meet covenants under the revolving credit facility described in the previous paragraph.

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

      As of September 30, 2004, our scheduled debt maturities and other contractual obligations are presented in the table below with debt obligations presented at face value:

                                                                         FOR THE TWELVE MONTH PERIODS ENDING SEPTEMBER 30,
                                                                  -------------------------------------------------------------
                                                                                      2006            2008
                                                                                       TO              TO
                                                 TOTAL             2005               2007            2009           THEREAFTER
                                                -------           -------           -------          -------         ----------
                                                                                     (IN MILLIONS)
CONTRACTUAL OBLIGATIONS

Debt                                            $  23.6           $   7.7           $   --           $  12.4           $  3.5
Debt -- Related Party                               3.0               3.0               --                --               --
Operating Leases                                    4.8               1.5              1.9               0.8              0.6
Accrued Income Taxes -- Related Party               1.3               1.3               --                --               --
Other                                               1.5               1.2              0.3                --               --
                                                -------           -------           ------           -------           ------
   Total Contractual Obligations                $  34.2           $  14.7           $  2.2           $  13.2           $  4.1
                                                =======           =======           ======           =======           ======

      Prior to our IPO in February 2004, we exchanged $488.1 million principal amount of our outstanding senior note obligations payable to Transocean for shares of our Class B common stock. See "- Related Party Transactions - Long-Term Debt - Transocean."

      At September 30, 2004, we had other commitments that we are contractually obligated to fulfill with cash should the obligations be called. These obligations represent surety bonds that guarantee our performance as it relates to our drilling contracts, insurance, tax and other obligations in various jurisdictions. These obligations could be called at any time prior to their expiration dates. The obligations that are the subject of these surety bonds are geographically concentrated in the United States and Mexico.

                                                                        FOR THE TWELVE MONTH PERIODS ENDING SEPTEMBER 30,
                                                                   -----------------------------------------------------------
                                                                                     2006             2008
                                                                                      TO               TO
                                                  TOTAL             2005             2007             2009          THEREAFTER
                                                 -------           ------           ------           ------         ----------
                                                                                   (IN MILLIONS)

OTHER COMMERCIAL COMMITMENTS

  Surety Bonds (a)                               $  12.3           $  0.4           $  3.3           $  8.6           $   --

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

      Gains and losses on foreign exchange derivative instruments that qualify as accounting hedges are deferred as accumulated other comprehensive income and recognized when the underlying foreign exchange exposure is realized. Gains and losses on foreign exchange derivative instruments that do not qualify as hedges for accounting purposes are recognized currently based on the change in market value of the derivative instruments. At September 30, 2004, we did not have any outstanding foreign exchange derivative instruments.

      From time to time, we may use interest rate swaps to manage the effect of interest rate changes on future income. Interest rate swaps would be designated as a hedge of underlying future interest payments and would not be used for speculative purposes. The interest rate differential to be received or paid under the swaps is recognized over the lives of the swaps as an adjustment to interest expense. If an interest rate swap is terminated, the gain or loss is amortized over the life of the underlying debt. At September 30, 2004, we did not have any outstanding interest rate swaps.

RELATIONSHIPS WITH VARIABLE INTEREST ENTITIES

      We own a 25% equity interest in Delta Towing, which was formed to own and operate our U.S. marine support vessel business consisting primarily of shallow water tugs, crewboats and utility barges. We contributed this business to Delta Towing in return for a 25% ownership interest and secured notes issued by Delta Towing with a face value of $144.0 million. No value was assigned to the ownership interest in Delta Towing. The note agreement was subsequently amended to provide for a $4.0 million, three-year revolving credit facility which has since been cancelled. Delta Towing's property and equipment, with a net book value of $41.6 million at September 30, 2004, are collateral for our notes receivable from Delta Towing. The remaining 75% ownership interest is held by Beta Marine Services, L.L.C. ("Beta Marine"), which also loaned $3.0 million to Delta Towing. See "- Related Party Transactions - Long-Term Debt - Beta Marine".

      As a result of restrictions on the ownership or operation of vessels involved in the coastwise trade by non-U.S. citizens, our ability to take ownership of the assets owned by Delta Towing in connection with its default under its notes issued to us would be restricted. These restrictions apply to us because Transocean, a company organized under the laws of the Cayman Islands, currently owns a majority voting interest in our common stock.

      As a result of its issuance of notes to us, Delta Towing is highly leveraged. In January 2003, Delta Towing defaulted on the notes by failing to make its scheduled quarterly interest payments and remains in default as a result of its continued failure to make its quarterly interest payments, as well as a scheduled principal repayment due in January 2004. As a result of our continued evaluation of the collectibility of the notes, we recorded a $21.3 million impairment of the notes in June 2003 based on Delta Towing's discounted cash flows over the terms of the notes, which deteriorated in the second quarter of 2003 as a result of the continued decline in Delta Towing's business outlook. As permitted in the notes in the event of default, we began offsetting a portion of the amount owed by us to Delta Towing against the interest due under the notes. Additionally, in the third quarter of 2003, we established a $1.6 million reserve for interest income earned during the quarter on the notes receivable.

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

      As of September 30, 2004 and December 31, 2003, we have eliminated in consolidation all intercompany account balances with Delta Towing as a result of the adoption of FIN 46, as amended, as well as the elimination of all intercompany transactions during the three and nine months ended September 30, 2004.

      Prior to December 31, 2003, we accounted for our investment in Delta Towing under the equity method and recorded $0.1 million and $2.6 million in equity losses for the three and nine months ended September 30, 2003, respectively, as a reduction in the carrying value of Delta Towing's notes receivable held by us. In addition, during the three and nine months ended September 30, 2003, we earned interest income of $0 million and $3.3 million, respectively, on interest-bearing debt due from Delta Towing.

      As part of the formation of the joint venture on January 31, 2001, we entered into a charter arrangement with Delta Towing under which we committed to charter for a period of 2.5 years from date of delivery 10 crewboats then under construction, all of which were in service as of September 30, 2004. We also entered into an alliance agreement with Delta Towing under which we agreed to treat Delta Towing as a preferred supplier for the provision of marine support services. During the three and nine months ended September 30, 2003, we incurred charges totaling $3.4 million and $9.2 million, respectively, from Delta Towing for services rendered which were reflected in operating and maintenance -- related party expense.

      The creditors of Delta Towing have no recourse to the general credit of the Company.

RELATED PARTY TRANSACTIONS

LONG-TERM DEBT -- BETA MARINE

      In connection with the acquisition of the marine business, Delta Towing entered into a $3.0 million note agreement with Beta Marine dated January 30, 2001. The note bears interest at 8%, payable quarterly. In January 2004, Delta Towing failed to make its scheduled principal payment to Beta Marine. The $3.0 million principal amount of the note payable has been classified as a current obligation in our consolidated balance sheet. In the first half of 2004, Delta Towing repaid a portion of accrued interest payable to Beta Marine from proceeds from the sales of four marine vessels. We have no obligation to fund this debt on behalf of Delta Towing. Interest expense related to the note payable to Beta Marine was $0.1 million and $0.2 million of the three and nine months ended September 30, 2004, respectively.

ALLOCATION OF ADMINISTRATIVE COSTS

   Transocean has historically provided specified administrative support to us. Transocean has charged us a proportional share of its administrative costs based on estimates of the percentage of work each Transocean department performs for us. The amount of expense allocated to us was $0.1 million and $1.4 million for the three and nine months ended September 30, 2003, respectively, and was classified as general and administrative -- related party expense. Following the IPO, some of these functions are provided to us under the transition services agreement with Transocean. Charges under the transition services agreement amounted to $0.1 million and $0.3 million for the three and nine months ended September 30, 2004, respectively, and are reported as general and administrative -- related party expense.

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

   In February 2004, prior to the closing of our IPO, we exchanged $45.8 million in principal amount of our outstanding 7.375% Exchanged Notes held by Transocean Holdings Inc. (a wholly owned subsidiary of Transocean), plus accrued interest thereon, for 359,638 shares of our Class B common stock (4,367,714 shares of Class B common stock after giving effect to the stock dividend, see " -- Other Transactions Between Us and Transocean"). Immediately following this exchange, we exchanged $152.5 million and $289.8 million principal amount of our outstanding 6.75% and 9.5% Exchanged Notes, respectively, held by Transocean, plus accrued interest thereon, for 3,580,768 shares of our Class B common stock (43,487,535 shares of Class B common stock after giving effect to the stock dividend). The determination of the number of shares issued in the exchange transactions was based on a method that took into account the IPO price of $12.00 per share. The net effect of these transactions was to decrease notes payable -- related party and interest payable -- related party by $528.9 million with an offsetting increase in common stock of $0.5 million and additional paid-in capital of $528.4 million. There were no Exchanged Notes payable to Transocean outstanding at September 30, 2004. We recognized $3.1 million in interest expense - related party associated with these notes prior to their cancellation in February 2004. For the three and nine months ended September 30, 2003, we recognized $8.4 million and $34.2 million, respectively, in interest expense - related party with respect to the Exchanged Notes.

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

   At the time of the transactions, some of the drilling units discussed above were being utilized in connection with drilling contracts between our subsidiaries and customers. These contracts were not transferred and we secured the use of the drilling units for the purpose of performing these contracts through charters or other arrangements. The costs of these charters or other arrangements were included in discontinued operations and totaled $0.4 million and $1.2 million for the three and nine months ended September 30, 2003.

OTHER TRANSACTIONS BETWEEN US AND TRANSOCEAN

   In August 2003, we received $11.4 million from Transocean in order for us to have the amount of cash and cash equivalents agreed to in the master separation agreement between us and Transocean, as more fully described in " -- Relationship Between Us and Transocean -- Master Separation Agreement -- Working Capital".

   In February 2004, Transocean made equity contributions to us totaling $2.8 million, including $1.0 million in intercompany payable balances that we owed to Transocean as of the IPO date.

   In February 2004, prior to the IPO, we exchanged $45,784,000, $152,463,000 and $289,793,000 in principal amount of our outstanding 7.375%, 6.750% and 9.500% notes, respectively, held by Transocean for 3,940,406 shares of our Class B common stock. Immediately following this exchange, we declared a dividend of
11.145 shares of our Class B common stock with respect to each share of our Class B common stock outstanding immediately following the exchange. As a result, 60,000,000 shares of our Class B common stock were issued and outstanding immediately prior to the IPO. Transocean currently holds 46,200,000 shares of our Class B common stock. The Class B common stock is convertible at any time into shares of our Class A common stock on a share per share basis at the sole option of Transocean. The stock for debt exchange was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

   In February 2004, we recorded an increase in equity related to net liabilities attributable to Transocean's business of $0.4 million for which legal title had not been transferred to Transocean as of the IPO date in accordance with the business indemnity between us and Transocean. The indemnification by Transocean was recorded as a credit to additional paid-in capital and a corresponding related party receivable from Transocean. See " -- Relationship Between Us and Transocean -- Indemnification and Release".

   As part of the tax sharing agreement, we must pay Transocean for substantially all pre-closing income tax benefits utilized or deemed to have been utilized subsequent to the closing of the IPO. Accordingly, we recorded an equity transaction in February 2004 to reflect this liability to Transocean of approximately $174 million, equal to the pre-closing income tax benefits, as a corresponding obligation within the deferred income tax asset accounts and a reduction in additional paid-in capital. In September 2004, as a result of a 2003 return-to-provision adjustment, the liability to Transocean was revised to approximately $182 million, and we recorded an equity adjustment of $7.7 million and the additional liability to Transocean as a reduction in additional paid-in capital and an obligation within the deferred income tax asset accounts.

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

   The following businesses and activities are excluded from the definition of the TODCO business to the extent they were conducted prior to the closing of the
IPO:

      - contract drilling, workover, production or similar services for oil and gas wells using semisubmersibles and drillships in the U.S. Gulf of Mexico, including maintenance and mobilization activities to the extent related to rigs providing these services,

      - contract drilling, workover, production or similar services for oil and gas wells in geographic regions outside of the U.S. Gulf of Mexico, U.S. inland waters, Mexico, Colombia, Trinidad and Venezuela, including maintenance and mobilization activities to the extent related to rigs providing these services and such services using land rigs,

      - construction activities (including construction activities involving an upgrade to, or modification of, a rig) in connection with rigs or other assets owned by (1) Transocean or its subsidiaries (excluding us) after the closing of the IPO or (2) neither Transocean nor us after the closing of the IPO,

      - oil and gas exploration and production activities (but not including our ownership interest in Energy Virtual Partners, which has been liquidated),

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

WORKING CAPITAL

   The master separation agreement contains an acknowledgement that our cash and cash equivalents as of June 30, 2003 were $25.0 million after giving effect to a subsequent payment by Transocean to us of $11.4 million. The amount paid to us by Transocean equaled the difference between $25.0 million and the amount of our cash and cash equivalents as of June 30, 2003, prior to giving effect to the payment by Transocean. The master separation agreement provided that we retain all cash and cash equivalents generated by our business following June 30, 2003. Transocean will not be required to make any additional payments to us for our working capital needs under the master separation agreement.

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

   As of September 30, 2004, we have various surety bonds in place totaling $12.3 million that were issued under a Transocean facility. These bonds secure customs obligations and certain performance and other obligations, which were issued principally in connection with our contracts with PEMEX. Our master separation agreement with Transocean requires that we use our best efforts to replace this facility with our own and to indemnify Transocean for any claims related to the bonds. Transocean has agreed to leave these bonds in place, subject to certain conditions.

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

INSURANCE

   The master separation agreement provides that we will continue to be eligible for coverage under substantially all current insurance policies of Transocean (other than employee welfare or benefit plan policies, which are addressed in the employee matters agreement) and future insurance policies determined jointly by us and Transocean. We have agreed to reimburse Transocean for premium expenses related to those insurance policies. Transocean has agreed not to terminate our coverage under the insurance policies unless it provides us prior notice. However, we will cease to be eligible coverage under Transocean's insurance policies when Transocean ceases to own at least a majority of the voting power of our outstanding voting stock, and no prior notice will be required in that case. In no event will Transocean be liable to us in the event of the termination of any insurance policy (unless in the case of termination by Transocean, Transocean failed to provide us the notice required by the master separation agreement), the failure of insurance policies to cover our liabilities or the non-renewal of insurance policies beyond their expiration dates as of the date of the master separation agreement.

   In October 2004 we obtained separate, stand-alone insurance policies for hull and machinery, property and indemnity and directors and officers liability coverage.

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

   We have entered into a tax sharing agreement with Transocean Holdings which governs Transocean Holdings' and our respective rights, responsibilities and obligations with respect to taxes and tax benefits. References in this summary description of the tax sharing agreement to the terms "tax" or "taxes" mean taxes and any interest, penalties, additions to tax or additional amounts in respect of such taxes. The general principles of the tax sharing agreement include the following:

      - Except for special tax items discussed in the bullet below, all U.S. federal, state, local and foreign income taxes and income tax benefits (including income taxes and income tax benefits attributable to the TODCO business) that accrued on or before the closing of the IPO generally will be for the account of Transocean Holdings. Accordingly, we generally will not be liable for any income taxes accruing on or before the closing of the IPO, but we generally must pay Transocean Holdings for the amount of any income tax benefits, calculated as described below, created on or before the closing of the IPO ("pre-closing tax benefits") that we use or absorb on a return with respect to a period after the closing of the IPO. We will have no obligation to pay Transocean Holdings for any pre-closing tax benefits arising out of or relating to the alternative minimum tax provisions of Sections 55 through 59 of the U.S. Internal

            Revenue Code, but we will be required to pay Transocean Holdings for any pre-closing tax benefits we use that are alternative minimum tax credits described in Section 53 of the Internal Revenue Code. Our obligation to pay Transocean Holdings for the use of pre-closing tax benefits and our potential obligation to pay alternative minimum tax to the Internal Revenue Service may result in our paying more, in the aggregate, to the Internal Revenue Service and to Transocean Holdings than we would otherwise have paid if we had utilized no pre-closing tax benefits. For purposes of the tax sharing agreement, deferred tax liabilities reflected in our financial statements, which represent future tax effects of temporary differences between the financial statement basis and the tax basis of our assets and liabilities, are not considered to constitute income tax liabilities accrued on or before the closing of the IPO. As of September 30, 2004, we had approximately $535 million of income tax benefits subject to our obligation to reimburse Transocean Holdings. See Note 10 to our condensed consolidated financial statements. The amount of these tax benefits will be calculated as follows:

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

SERVICE AND SECONDMENT AGREEMENT

   We have entered into an agreement with Transocean under which we provide to Transocean specified administrative services and seconded personnel in connection with a drilling contract Transocean has for drilling oil and gas wells offshore Trinidad and Tobago for a fee of $2,750 per day for an expected duration of 60 to 100 days, beginning in early September 2004. In connection with the provision of these services, we have agreed to indemnify

Transocean for liabilities pertaining to our employees (excluding the seconded personnel), and Transocean has agreed to indemnify us for liabilities pertaining to its employees (including the seconded personnel).

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

      - expected revenues, operating income (loss) and net income (loss) from continuing operations for the remainder of 2004,

      -     estimated tax benefits,

      -     expected capital expenditures,

      -     expected general and administrative expense,

      -     refurbishment costs,

      - our ability to take advantage of opportunities for growth and our ability to respond effectively to market downturns,

      - sufficiency of funds for required capital expenditures, working capital and debt service,

      -     deep gas drilling opportunities,

      -     operating standards,

      -     payment of dividends,

      -     competition for drilling contracts,

      -     matters relating to derivatives,

      -     matters related to our letters of credit and surety bonds,

      -     future restructurings,

      - matters relating to our future transactions, agreements and relationship with Transocean,

      -     payments under agreements with Transocean,

      -     interests conflicting with those of Transocean,

      -     liabilities under laws and regulations protecting the environment,

      -     results and effects of legal proceedings,

      -     future utilization rates,

      -     future dayrates, and

      - expectations regarding improvements in offshore drilling activity, demand for our drilling rigs, our plan to operate primarily in the U.S. Gulf Coast, operating revenues, operating and maintenance expense, insurance expense and deductibles, interest expense, debt levels and other matters with regard to outlook.

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

      -     our inability to achieve our plans or carry out our strategy, and

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

      The table below presents scheduled debt maturities and related weighted-average interest rates for each of the twelve month periods ending September 30, relating to debt obligations as of September 30, 2004:

                                                                                                        FAIR VALUE
                                                   SCHEDULED MATURITY DATE                              SEPTEMBER 30,
                     ---------------------------------------------------------------------------------- -------------
                     2005           2006        2007        2008        2009     THEREAFTER    TOTAL         2004
                     ----           ----        ----        ----        ----     ----------    -----         ----
                                             (IN MILLIONS, EXCEPT INTEREST RATE PERCENTAGES)
TOTAL DEBT
Fixed Rate(a)........$.10.7      $   --     $   --      $    2.2    $    10.2   $    3.5    $   26.6    $    27.7
Average
interest rate......... 7.1%          --         --           7.0%         9.5%       7.4%        8.0%

Variable Rate........$..0.7      $   --     $   --      $   --      $   --      $   --      $    0.7    $    0.7
Average
interest rate.........17.0%          --         --          --          --          --          17.0%

----------
(a) Expected maturity amounts are based on the face value of debt and do not reflect fair market value of debt.

      At September 30, 2004, we had $0.7 million in short-term variable rate debt outstanding, denominated in Venezuela Bolivars (1.4 million Venezuela Bolivars). Based on the amount outstanding at September 30, 2004, a 10% increase in interest rates would result in approximately $0.1 million of additional interest expense per year.

FOREIGN EXCHANGE RISK

      Our international operations in Mexico, Trinidad and Venezuela, expose us to foreign exchange risk. We use a variety of techniques to minimize the exposure to foreign exchange risk. Our primary foreign exchange risk management strategy involves structuring customer contracts to provide for payment in both U.S. dollars and local currency. The payment portion denominated in local currency is based on anticipated local currency requirements over the contract term. We may also use foreign exchange derivative instruments or spot purchases. We do not enter into derivative transactions for speculative purposes. At September 30, 2004, we did not have any outstanding foreign exchange contracts.

      In January 2003, Venezuela implemented foreign exchange controls that limited our ability to convert local currency into U.S. dollars and transfer excess funds out of Venezuela. Prior to August 2003, our drilling contracts in Venezuela typically called for payments to be made in local currency, even when the dayrate is denominated in U.S. dollars. In August 2003, we negotiated an agreement with our principal customer in Venezuela to pay the majority of the U.S. dollar denominated amounts in U.S. dollars to one of our banks in the United States. The exchange controls could also result in an artificially high value being placed on the local currency.

      In the second quarter of 2003, we established a currency valuation allowance of $2.4 million pertaining to cash and receivables in Venezuela in order to adjust our Venezuelan financial assets to net realizable value as of June 30, 2003. This valuation allowance was deemed necessary due to the continuing political instability in Venezuela and the continuation of foreign exchange controls, which limit our ability to convert local currency into U.S. dollars and transfer excess funds out of Venezuela. In September 2004, we reversed $0.7 million of the currency valuation allowance that was no longer deemed necessary due to a sustained decrease in the net carrying value of assets denominated in the local currency in 2004, primarily as a result of an agreement with our primary customer in Venezuela to pay the majority of the U.S. dollar denominated accounts receivable in U.S. dollars to one of our banks in the United States.

ITEM 4.  CONTROLS AND PROCEDURES

      As of September 30, 2004, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

      There have been no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                                     PART II

ITEM 1.  LEGAL PROCEEDINGS

      The Company has recently learned that certain of its subsidiaries have been named, along with other defendants, in several complaints that have been filed in the Circuit Courts of the State of Mississippi involving over 700 persons that allege personal injury arising out of asbestos exposure in the course of their employment by some of these defendants between 1965 and 1986. The complaints also name as defendants certain of Transocean's subsidiaries to whom the Company may owe indemnity and other unaffiliated defendant companies, including companies that allegedly manufactured drilling related products containing asbestos that are the subject of the complaints. The number of unaffiliated defendant companies involved in each complaint ranges from approximately 20 to 70. The complaints allege that the defendant drilling contractors used those asbestos- containing products in offshore drilling operations, land based drilling operations and in drilling structures, drilling rigs, vessels and other equipment and assert claims based on, among other things, negligence and strict liability, and claims authorized under the Jones Act. The plaintiffs seek, among other things, awards of unspecified compensatory and punitive damages. Based on a recent decision of the Mississippi Supreme Court, the Company anticipates that the trial courts may grant motions requiring each plaintiff to name the specific defendant or defendants against whom such plaintiff makes a claim and the time period and location of asbestos exposure so that the cases may be properly severed. These complaints were only recently filed and the Company has not yet had an opportunity to conduct any discovery nor has it been able to determine the number of plaintiffs, if any, that were employed by it's subsidiaries or Transocean's subsidiaries or otherwise have any connection with the Company's or Transocean's drilling operations. The Company intends to defend itself vigorously and, based on the limited information available to it at this time, the Company does not expect the ultimate outcome of these lawsuits to have a material adverse effect on its business or consolidated financial position.

      Due to the limited information available to the Company at this time, the Company has not yet made a determination whether it or Transocean is financially responsible under the terms of the master separation agreement for any losses the Company or Transocean may incur as a result of the legal proceedings described in the foregoing paragraph.

      In addition to the foregoing matter, the Company has certain other actions or claims pending that have been previously discussed and reported in the Company's Annual Report on Form 10-K for the year ended December 31, 2003. There have been no material developments in these previously reported matters. The Company and its subsidiaries are involved in a number of other lawsuits, all of which have arisen in the ordinary course of business. The Company does not believe that ultimate liability, if any, resulting from any such other pending litigation will have a material adverse effect on its business or consolidated financial position.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

EXHIBIT

  EXHIBIT                                                                         FILED HEREWITH OR INCORPORATED
    NO.                               DESCRIPTION                                       BY REFERENCE FROM:
    ---                               -----------                                       ------------------
    3.1    Third Amended and Restated Certificate of Incorporation.             Exhibit 3.1 to Annual Report on Form 10-K
                                                                                of TODCO dated as of March 17, 2004

    3.2    Amended and Restated By-Laws                                         Exhibit 3.2 to Annual Report on Form 10-K
                                                                                of TODCO dated as of March 17, 2004

    3.4    Form of Certificate of Designation of Series A Junior                Exhibit A to Exhibit 3.3 to Amendment 1
           Participating Preferred Stock (included as Exhibit A to              of Form S-1, Registration No. 333-101921,
           Exhibit 3.3)                                                         filed February 12, 2003

   10.1    Amendment No. 1 to Registration Rights Agreement dated               Exhibit 10.15 to Amendment No. 2 of Form
           September 7, 2004 between Transocean Inc. and TODCO                  S-1, Registration No. 333-117888, filed
                                                                                September 15, 2004

   10.2    Service and Second Agreement dated July 26, 2004 between             Exhibit 10.16  to Amendment No. 2 of Form
           Transocean Offshore International Ventures Ltd. And Cliffs           S-1, Registration No. 333-117888, filed
           Drilling Trinidad Offshore Limited                                   September 15, 2004

   31.1    Rule 13a-14(a)/15d-14(a) Certification of Chief Executive            Filed herewith
           Officer

   31.2    Rule 13a-14(a)/15d-14(a) Certification of Chief Financial            Filed herewith
           Officer

   32.1    Section 1350 Certification of Chief Executive Officer and            Filed herewith
           Chief Financial Officer

----------

REPORTS ON FORM 8-K

      The Company filed the following Current Reports on Form 8-K during the third quarter of 2004:

DATE OF REPORT            DESCRIPTION OF REPORT
--------------            ---------------------
July 27, 2004             Item 9 Regulation FD disclosure (information furnished, not filed) announcing the issuance of the Company's monthly rig status report as of the date thereon.

July 29, 2004             Item 7 Financial Statements, Pro Forma Financial Information and Exhibits and Item 12 Results of
                          Operations and Financial Condition for the quarter ended June 30, 2004 (information furnished, not filed)
                          (Date of Event: July 27, 2004) furnishing the press release issued by TODCO and the transcript of the conference call held July 27, 2004 with respect to its second quarter 2004 earnings.

August 31, 2004           Item 7.01 Regulation FD disclosure and Item 9.01 Financial Statements, Pro Forma Financial Information
                          and Exhibits (information furnished, not filed) announcing the issuance of the
                          Company's monthly rig status report as of the date thereon.

September 10, 2004        Item 1.01 Entry Into a Material Definitive Agreement.  On September 7, 2004, the Company and
                          Transocean Inc. entered into an amendment to the existing Registration Rights Agreement between them.

                          Item 9.01 Financial Statements and Exhibits filing (i) Amendment Number 1 to Registration Rights Agreement
                          between TODCO and Transocean Inc. dated September 7, 2004; (ii) Registration Rights Agreement between TODCO and Transocean Inc. dated February 4, 2004; and (iii) Excerpt entitled
                          "Certain Relationships and Related Party Transactions" describing other agreements and relationships between TODCO and Transocean Inc.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in Houston, Texas, on this 9th day of November, 2004.

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

                                 EXHIBIT INDEX

EXHIBIT

  EXHIBIT                                                                         FILED HEREWITH OR INCORPORATED
    NO.                               DESCRIPTION                                       BY REFERENCE FROM:
    ---                               -----------                                       ------------------
    3.1    Third Amended and Restated Certificate of Incorporation.             Exhibit 3.1 to Annual Report on Form 10-K
                                                                                of TODCO dated as of March 17, 2004

    3.2    Amended and Restated By-Laws                                         Exhibit 3.2 to Annual Report on Form 10-K
                                                                                of TODCO dated as of March 17, 2004

    3.4    Form of Certificate of Designation of Series A Junior                Exhibit A to Exhibit 3.3 to Amendment 1
           Participating Preferred Stock (included as Exhibit A to              of Form S-1, Registration No. 333-101921,
           Exhibit 3.3)                                                         filed February 12, 2003

   10.1    Amendment No. 1 to Registration Rights Agreement dated               Exhibit 10.15 to Amendment No. 2 of Form
           September 7, 2004 between Transocean Inc. and TODCO                  S-1, Registration No. 333-117888, filed
                                                                                September 15, 2004

   10.2    Service and Second Agreement dated July 26, 2004 between             Exhibit 10.16  to Amendment No. 2 of Form
           Transocean Offshore International Ventures Ltd. And Cliffs           S-1, Registration No. 333-117888, filed
           Drilling Trinidad Offshore Limited                                   September 15, 2004

   31.1    Rule 13a-14(a)/15d-14(a) Certification of Chief Executive            Filed herewith
           Officer

   31.2    Rule 13a-14(a)/15d-14(a) Certification of Chief Financial            Filed herewith
           Officer

   32.1    Section 1350 Certification of Chief Executive Officer and            Filed herewith
           Chief Financial Officer

----------