Form 10-Q/A
period 2004-09-30
TODCO
filed 2004-12-15
CIK 1210697

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

    Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

    Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ( ) No (X)


    The number of outstanding shares of each class of the registrant's common stock as of November 1, 2004, was 32,047,140 shares of Class A common stock and 28,260,000 shares of Class B common stock.

================================================================================

                                TABLE OF CONTENTS

                                                                           PAGE
                                                                          NUMBER

                         PART I - FINANCIAL INFORMATION


Item 2. Management's Discussion and Analysis of Financial Condition
          and Results of Operations ....................................    2

Item 6. Exhibits and Reports on Form 8-K................................   35

                                EXPLANATORY NOTE


         We are amending in full Item 2 of this Quarterly Report to correct the following data for the three and nine months ended September 30, 2004:

         o  the number of operating days,

         o  our utilization, and

         o  our average rig revenue per day.

We also have clarified our discussion of total operating and maintenance expenses for the first nine months of 2004. Except for these changes, no other information included in the original Quarterly Report on Form 10-Q is changed by this amendment.

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

      We believe that the drilling industry in the U.S. Gulf Coast has emerged from a cyclical low point, and we expect further strengthening in the near term. Market conditions for our U.S. Gulf Coast jackup fleet improved beginning in the third quarter of 2003 and continuing through the first nine months of 2004. As shown in the following table, from the third quarter of 2003 through the third quarter of 2004, our average revenue per day for U.S. Gulf of Mexico jackups and submersibles improved by 48%. During the same period, average revenue per day for our U.S. inland barges improved by 25%. As of November 1, 2004, our 12 jackup rigs working in the U.S. Gulf Coast were contracted at dayrates ranging from $33,800 to $38,800. As of November 1, 2004, our 13 operating inland barges were contracted at dayrates ranging from $15,000 to $27,800. We anticipate that the declining jackup rig supply in the U.S. Gulf Coast and the trend towards more deep gas well drilling will continue to result in improved utilization and higher dayrates.

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

                                                                             THREE MONTHS ENDED
                                      ---------------------------------------------------------------------------------------------
                                      SEPTEMBER 30,       DECEMBER 31,           MARCH 31,          JUNE 30,          SEPTEMBER 30,
                                          2002                2002                 2003               2003                2003
                                      -------------       ------------           ---------          --------           ------------
AVERAGE RIG REVENUE PER DAY:
   U.S. Gulf of Mexico
     Jackups and Submersibles            $22,400             $21,000             $22,600             $20,200             $22,900
   U.S. Inland Barges                     20,700              19,600              19,100              17,600              18,300
   Other International                    23,500              19,400              19,700              19,100              21,000

UTILIZATION:
   U.S. Gulf of Mexico
     Jackups and Submersibles                 32%                 34%                 31%                 44%                 54%
   U.S. Inland Barges                         47%                 44%                 47%                 39%                 38%
   Other International                        23%                 27%                 35%                 44%                 38%



                                                                        THREE MONTHS ENDED
                                            ---------------------------------------------------------------------
                                            DECEMBER 31,       MARCH 31,           JUNE 30,         SEPTEMBER 30,
                                              2003               2004                2004              2004
                                            ------------       ---------           --------         -------------

AVERAGE RIG REVENUE PER DAY:
   U.S. Gulf of Mexico
     Jackups and Submersibles                $26,700            $30,600            $30,700            $33,800
   U.S. Inland Barges                         18,700             20,300             22,500             22,900
   Other International                        25,600             40,000             37,500             34,600

UTILIZATION:
   U.S. Gulf of Mexico
     Jackups and Submersibles                     50%                43%                50%                54%
   U.S. Inland Barges                             40%                40%                42%                45%
   Other International                            28%                29%                29%                33%


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

RESULTS OF CONTINUING OPERATIONS

      The following table sets forth our operating days, average rig utilization rates, average rig revenue per day, revenues and operating expenses by operating segment for the periods indicated:

                                                              FOR THE THREE MONTHS ENDED                FOR THE NINE MONTHS ENDED
                                                                      SEPTEMBER 30,                          SEPTEMBER 30,
                                                             -----------------------------           -----------------------------
                                                                2004                2003               2004                2003
                                                             ---------           ---------           ---------           ---------
                                                                                (IN MILLIONS EXCEPT PER DAY DATA)
   U.S. GULF OF MEXICO SEGMENT:
      Operating days                                             1,097               1,239               2,944               3,294
      Available days(a)                                          2,024               2,300               6,028               7,730
      Utilization(b)                                                54%                 54%                 49%                 43%
      Average rig revenue per day(c)                         $  33,800           $  22,800           $  31,800           $  21,800
      Operating revenues                                     $    37.1           $    28.3           $    93.7           $    71.9
      Operating and maintenance expenses(d)                       22.3                22.9                67.7                77.3
      Depreciation                                                12.4                14.1                37.0                42.8
      Impairment loss on long-lived assets                          --                  --                  --                10.6
      Gain on disposal of assets, net                               --                  --                (1.5)               (0.1)
      Operating income (loss)                                      2.4                (8.7)               (9.5)              (58.7)

   U.S. INLAND BARGE SEGMENT:
      Operating days                                             1,254               1,049               3,491               3,463
      Available days(a)                                          2,760               2,760               8,220               8,341
      Utilization(b)                                                45%                 38%                 43%                 42%
      Average rig revenue per day(c)                         $  22,900           $  18,400           $  21,900           $  18,400
      Operating revenues                                     $    28.7           $    19.3           $    76.6           $    63.7
      Operating and maintenance expenses(d)                       20.9                25.3                63.2                77.3
      Depreciation                                                 5.6                 5.7                16.8                17.4
      Gain on disposal of assets, net                             (0.6)               (0.1)               (1.6)               (0.1)
      Operating income (loss)                                      2.8               (11.6)               (1.8)              (30.9)

   OTHER INTERNATIONAL SEGMENT:
      Operating days                                               549                 520               1,491               1,592
      Available days(a)                                          1,656               1,380               4,932               4,095
      Utilization(b)                                                33%                 38%                 30%                 39%
      Average rig revenue per day(c)                         $  34,600           $  21,000           $  37,200           $  19,900
      Operating revenues                                     $    19.0           $    10.9           $    55.5           $    31.7
      Operating and maintenance expenses(d)                       15.9                 8.4                46.1                24.0
      Depreciation                                                 4.7                 3.0                14.5                 9.0
      Impairment loss on long-lived assets                          --                  --                  --                 1.0
      Gain on disposal of assets, net                               --                  --                (0.3)               (0.3)
      Operating loss                                              (1.6)               (0.5)               (4.8)               (2.0)

   DELTA TOWING SEGMENT:
      Operating revenues                                     $     8.3           $      --           $    21.9           $      --
      Operating and maintenance expenses(d)                        6.3                  --                16.4                  --
      Depreciation                                                 1.1                  --                 3.7                  --
      General and administrative expenses                          1.2                  --                 3.0                  --
      Gain on disposal of assets                                  (0.2)                 --                (2.0)                 --
      Operating loss                                              (0.1)                 --                (0.8)                 --

   TOTAL COMPANY:
      Rig operating days                                         2,900               2,808               7,926               8,349
      Rig available days(a)                                      6,440               6,440              19,180              20,166
      Rig utilization(b)                                            45%                 44%                 41%                 41%
      Average rig revenue per day(c)                         $  29,200           $  20,000           $  28,500           $  20,000
      Operating revenues                                     $    93.1           $    58.5           $   247.7           $   167.3
      Operating and maintenance expenses(d)                       65.4                56.6               193.4               178.6
      Depreciation                                                23.8                22.8                72.0                69.2
      General and administrative expenses                          7.0                 4.0                26.6                12.6
      Impairment loss on long-lived assets                          --                  --                  --                11.6
      Gain on disposal of assets, net                             (0.8)               (0.1)               (5.4)               (0.5)
      Operating loss                                              (2.3)              (24.8)              (38.9)             (104.2)

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

THREE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

      Revenues. Total revenues increased $34.6 million, or 59%, during the third quarter of 2004, as compared to the same period in 2003. The increase in revenue is primarily attributable to higher overall average rig revenue per day earned in 2004, as compared to the prior year period, and the inclusion of revenues from the operation of Delta Towing's fleet of marine support vessels. Overall average rig revenue per day increased from $20,000 for the three months ended September 30, 2003 to $29,200 for the three months ended September 30, 2004. The increase in average rig revenue per day reflects the continued improvement of market conditions in the U.S. Gulf of Mexico and transition zone along the U.S. Gulf Coast, as well as the addition of two of our jackup rigs which began operating offshore Mexico in late 2003 and a jackup rig that recently completed drilling operations offshore Venezuela. Average rig utilization of 45% for the three months ended September 30, 2004 increased slightly from utilization levels achieved for the same period in 2003. Increased utilization in our U.S. Inland Barge segment, was offset by lower utilization in our Other International segment.

      Revenues for our U.S. Gulf of Mexico segment increased $8.8 million, or 31%, in the three months ended September 30, 2004, as compared to the same period in 2003. In the third quarter of 2004, we achieved higher average rig revenue per day for our jackup and submersible drilling fleet. Average rig revenue per day increased from $22,800 in the third quarter of 2003 to $33,800 in the third quarter of 2004, which resulted in an additional $12.9 million in operating revenues for the three months ended September 30, 2004, as compared to the same period in 2003. The increase in average rig revenue per day is the result of our success in obtaining contracts with our customers at higher day rates in response to a decreased supply of jackup drilling rigs in the U.S. Gulf of Mexico. After giving effect to the transfers of the jackup drilling units THE 156, THE 205 and THE 206 to our Other International segment in the fourth quarter of 2003, utilization for our current rig fleet in this market for the third quarter of 2004, as compared to the third quarter of 2003, remained relatively unchanged. The drilling units transferred to our Other International segment generated revenues of $4.1 million in the three months ended September 30, 2003.

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

NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

      Revenues. Total revenues increased $80.4 million, or 48%, during the first nine months of 2004, as compared to the same period in 2003. The increase in revenues is primarily attributable to higher overall average rig revenue per day earned in 2004, as compared to the prior year period, and the inclusion of revenues from the operation of Delta Towing's fleet of marine support vessels. Overall average rig revenue per day increased from $20,000 for the nine months ended September 30, 2003 to $28,500 for the nine months ended September 30, 2004. The increase in average rig revenue per day reflects the continued improvement of market conditions in the U.S. Gulf of Mexico and transition zone along the U.S. Gulf Coast, as well as the addition of two of our jackup rigs which began operating offshore Mexico in late 2003 and a jackup rig that recently completed its contract offshore Venezuela. Average rig utilization of 41% for the nine months ended September 30, 2004 remained unchanged from the comparable period in 2003 due to a decrease in total available rig operating days in the 2004 period as a result of the removal of five jackup rigs from our actively marketed fleet in the second quarter of 2003, combined with the effect of lower land rig utilization in Venezuela during 2004.

      Revenues for our U.S. Gulf of Mexico segment increased $21.8 million, or 30%, during the nine months ended September 30, 2004, as compared to the first nine months of 2003. In 2004, we achieved higher average rig revenue per day for our jackup and submersible drilling fleet as a result of our success in obtaining contracts with our customers at higher day rates in response to increased market demand and decreased jackup drilling rig supply in the U.S. Gulf of Mexico. Average revenue per day increased to $31,800 for the nine months ended September 30, 2004, up from $21,800 for the same period in 2003, which resulted in an additional $29.6 million in operating revenues for the nine months ended September 30, 2004, as compared to the same period in 2003. Results for the first nine months of 2004 also reflect higher utilization for our current rig fleet in this market, after giving effect to the transfers of the jackup drilling units THE 156, THE 205 and THE 206 to our Other International segment in the fourth quarter of 2003. This increase in utilization resulted in $6.3 million in additional rig revenues in the nine months ended September 30, 2004, as compared to the same period in 2003. The drilling units transferred to our Other International segment generated revenues of $14.1 million in the nine months ended September 30, 2003.

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

      Operating and Maintenance Expenses. Total operating and maintenance expenses increased $14.8 million, or 8%, in the first nine months of 2004, as compared to operating expenses of $178.6 million for the same period in 2003. A decrease in operating expenses for our U.S. Gulf of Mexico and Inland Barge segments was partly offset by higher operating expenses in our Other International segment, primarily as a result of the three additional jackup rigs working in international locations in 2004, and the inclusion of $16.4 million in operating expenses related to Delta Towing. The decrease in operating expenses for our domestic segments for the nine months ended September 30, 2004, as compared to the same period in 2003, is primarily due to the transfer of three jackup drilling rigs from the U.S. Gulf of Mexico to international locations, the absence of one-time charges related to a well-control incident and fire on two of our barge rigs and an insurance provision for damages sustained to the mat finger on one of our jackup rigs in 2003.

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

      In the third quarter of 2004, we entered into an unsecured line of credit with a bank in Venezuela that provides for a maximum of 4.5 billion Venezuela Bolivars ($2.3 million U.S. dollars at the current exchange rate at September 30, 2004) in order to establish a source of local currency to meet our current obligations in Venezuela Bolivars. Each draw on the line of credit is denominated in Venezuela Bolivars and is evidenced by a 30-day promissory note that bears interest at the then market rate as designated by the bank. The promissory notes are pre-payable at any time; however, if not repaid within 30 days, the promissory notes automatically renew for an additional 30-day period at the then designated interest rate. There are no commitment fees payable on the unused portion of the line of credit, and the facility is reviewed annually by the bank's board of directors.

      At September 30, 2004, we had $0.7 million (1.4 billion Venezuela Bolivars) in borrowings outstanding with respect to the line of credit, which bears interest at 17% per annum.

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

      Forward-looking statements in this Form 10-Q/A are identifiable by use of the following words and other similar expressions:

      -     "anticipate,"

      -     "believe,"

      -     "budget,"

      -     "could,"

      -     "estimate,"

      -     "expect,"

      -     "forecast,"

      -     "intent,"

      -     "may,"

      -     "might,"

      -     "plan,"

      -     "potential,"

      -     "predict,"

      -     "project," and

      -     "should."

      The following factors could affect our future results of operations and could cause those results to differ materially from those expressed in the forward-looking statements included in this Form 10-Q/A:

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

      -     other factors discussed in this Form 10-Q/A.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

EXHIBIT

  EXHIBIT                                                                         FILED HEREWITH OR INCORPORATED
    NO.                               DESCRIPTION                                       BY REFERENCE FROM:
    ---                               -----------                                 ------------------------------
   31.1    Rule 13a-14(a)/15d-14(a) Certification of Chief Executive                      Filed herewith
           Officer

   31.2    Rule 13a-14(a)/15d-14(a) Certification of Chief Financial                      Filed herewith
           Officer


                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in Houston, Texas, on this 15th day of December, 2004.

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

                                 EXHIBIT INDEX

EXHIBIT

  EXHIBIT                                                                         FILED HEREWITH OR INCORPORATED
    NO.                               DESCRIPTION                                       BY REFERENCE FROM:
    ---                               -----------                                       ------------------
   31.1    Rule 13a-14(a)/15d-14(a) Certification of Chief Executive            Filed herewith
           Officer

   31.2    Rule 13a-14(a)/15d-14(a) Certification of Chief Financial            Filed herewith
           Officer
