Form 10-K
period 2004-12-31
TODCO
filed 2005-03-15
CIK 1210697

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2004

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number 1-31983

TODCO
(Exact name of registrant as specified in its charter)

Delaware	76-0544217
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2000 W. Sam Houston Parkway South, Suite 800 Houston, Texas 77042-3615 (Address of registrant’s principal executive offices)	(713) 278-6000 (Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Class A common stock, par value $.01 per share Preferred stock purchase rights	New York Stock Exchange New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:
None
      Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K     ☑
      Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).     Yes ☐          No ☑
      The aggregate market value of the Class A common stock held by non-affiliates of the Registrant as of June 30, 2004, was $215,285,597.
      As of March 1, 2005, the Registrant had 60,453,010 shares of Class A common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
      Portions of the registrant’s definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days of December 31, 2004, for its 2005 annual general meeting of stockholders are incorporated by reference into Part III of this Form 10-K.

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
      We operate a fleet of 65 drilling rigs consisting of 28 inland barge rigs, 24 jackup rigs, three submersible rigs, one platform rig, and nine land rigs. Currently, 51 of these rigs are located in shallow and inland waters of the United States with the remainder in Mexico, Trinidad and Venezuela.
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
      We provide our services and report the results of those operations in four business segments which, for our contract drilling services, correspond to the principal geographic regions in which we operate:

•	U.S. Inland Barge Segment — Our barge rig fleet currently operating in this market segment consists of 12 conventional and 16 posted barge rigs. These units operate in marshes, rivers, lakes and shallow bay or coastal waterways that are known as the “transition zone.” This area along the U.S. Gulf Coast, where jackup rigs are unable to operate, is the world’s largest market for this type of equipment.

•	U.S. Gulf of Mexico Segment — We currently have 20 jackup and three submersible rigs in the U.S. Gulf of Mexico shallow water market segment which begins at the outer limit of the transition zone and extends to water depths of about 350 feet. Our jackup rigs in this market segment consist of independent leg cantilever type units, mat-supported cantilever type rigs and mat-supported slot type jackup rigs that can operate in water depths up to 250 feet.

•	Other International Segment — Our other operations are currently conducted in Mexico, Trinidad and Venezuela. In Mexico, we operate two jackup rigs and a platform rig for Pemex Exploration and Production (“PEMEX”), the Mexican national oil company. Additionally, we have two jackup rigs in Trinidad and nine land rigs in Venezuela. From December 2003 to September 2004, we operated a jackup rig offshore Venezuela. This rig has subsequently been relocated to the U.S. Gulf of Mexico. We may pursue selected opportunities in other regions from time to time.

•	Delta Towing Segment — We have a partial interest in a joint venture that operates a fleet of U.S. marine support vessels consisting primarily of shallow water tugs, crewboats and utility barges (“Delta Towing”). We are also a substantial creditor of Delta Towing.
      For information about the revenues, operating income, assets and other information relating to our business segments and the geographic areas in which we operate, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Notes 2 and 17 to our consolidated financial statements included in Item 8 of this report. For information about the risks and uncertainties relating to our business, see “— Risk Factors.”
      Our website address is www.theoffshoredrillingcompany.com. We make our website content available for information purposes only. It should not be relied upon for investment purposes, nor is it incorporated by reference in this Form 10-K. We make available on this website, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form  8-K and amendments to those reports as soon as reasonably practicable after we electronically file those materials with, or furnish those materials to, the Securities and Exchange Commission (“SEC”). The SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us.
      Our executive offices are located at 2000 W. Sam Houston Parkway South, Suite 800, Houston, Texas 77042, and our telephone number is (713) 278-6000.
IPO and Separation from Transocean
      We were incorporated in Delaware on July 7, 1997 as R&B Falcon Corporation. On January 31, 2001, we became an indirect wholly owned subsidiary of Transocean Inc. (“Transocean”) as a result of the merger transaction between us and Transocean (the “Transocean Merger”). Transocean and its affiliates are collectively referred to herein as Transocean. The merger was accounted for as a purchase, with Transocean as the accounting acquirer. Accordingly, the purchase price was allocated to our assets and liabilities based on estimated fair values as of January 31, 2001 with the excess accounted for as goodwill. The purchase price adjustments were “pushed down” to our consolidated financial statements. On December 13, 2002, we changed our name from R&B Falcon Corporation to TODCO.
      In July 2002, Transocean announced plans to divest its Gulf of Mexico shallow and inland water (“Shallow Water”) business through an initial public offering of TODCO common stock. During 2003, we completed the transfer to Transocean of all assets not related to our Shallow Water business (“Transocean Assets”), including the transfer of all revenue-producing Transocean Assets. Accordingly, the Transocean Assets and related operations have been reflected as discontinued operations in our historical financial statements.
      In February 2004, we completed an initial public offering in which Transocean sold 13,800,000 shares of our Class A common stock (the “IPO”). Secondary stock offerings were completed in September 2004 and December 2004 where Transocean sold an additional 17,940,000 and 14,950,000 shares, respectively, of TODCO Class A common stock. At the closing of the December 2004 stock offering, Transocean converted all of its unsold shares of Class B common stock into an equal number of shares of Class A common stock. As a result of the above transactions, at December 31, 2004, Transocean owned 13,310,000 shares or approximately 22 percent of the outstanding Class A common stock of the Company. As a result of the conversion, no Class B common stock was outstanding as of December 31, 2004. We did not receive any proceeds from the IPO or the secondary offerings. See Note 3 in the accompanying Notes to Consolidated Financial Statements included in Item 8 of this report for further discussion.
      Effective February 23, 2005, Transocean notified us of its election to request us to file a “shelf” registration statement on Form S-3 to register the resale of up to 13,310,000 shares of our Class A common stock by Transocean on a delayed or continuous basis under Rule 415 of the Securities Act of 1933, as amended, pursuant to the Registration Rights Agreement between TODCO and Transocean. The Company will receive no proceeds from this offering.
      Prior to the IPO, we entered into several agreements with Transocean defining the terms of the separation of our business from the business of Transocean. These agreements included a Master Separation Agreement which defined our two businesses and provided for allocations of responsibilities and rights in connection therewith, a Tax Sharing Agreement which allocated certain rights and responsibilities with respect to pre and post IPO taxes, a Registration Rights Agreement pursuant to which we are required to file Registration Statements to assist Transocean in selling its shares of our common stock, an Employee Matters Agreement which governed the application of the separation of our employees from Transocean and its benefit plans and a Transition Services Agreement under which Transocean provided certain services to us during the initial phases of our separation from Transocean.
Drilling Rig Fleet
      Our drilling rig fleet consists of jackup rigs, barge rigs, and other rigs, which include submersible rigs, a platform drilling rig and land drilling rigs.

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
      Following are brief descriptions of the types of rigs we operate. Rigs described in the following charts as “under contract” are operating under contract, including rigs being prepared or mobilized under contract. Rigs described as “warm stacked” are not under contract but are actively marketed and may require the hiring of additional crew (and, in some cases, an entire crew), but are generally ready for service with little or no capital expenditures. Rigs described as “cold stacked” are not actively marketed, generally cannot be ready for service immediately and normally require the hiring of an entire crew. Cold stacked rigs will also require a varying degree of maintenance and significant refurbishment before they can be operated. We include information in the following charts for rated drilling depth, which means drilling depth stated by the manufacturer of the drilling equipment. A rig may not have the actual capacity to drill to the rated drilling depth.

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
      Jackup rig legs may operate independently or have a lower hull referred to as a “mat” attached to the lower portion of the legs in order to provide a more stable foundation in soft bottom areas. Independent leg rigs are better suited for harder or uneven seabed conditions while mat rigs are better suited for soft bottom conditions. Some of our jackup rigs have a cantilever design, a feature that permits the drilling platform to be extended out from the hull, allowing it to perform drilling or workover operations over some types of preexisting platforms or structures. Our other jackup rigs have a slot-type design, permitting the rig to be configured for drilling operations to take place through a slot in the hull. Slot-type rigs are usually used for exploratory drilling, since it is difficult to position them over existing platforms or structures. In the table below “ILC” means an independent leg cantilevered jackup rig, “MC” means a mat-supported cantilevered jackup rig and “MS” means a mat-supported slot-type jackup rig.

      The following table contains information regarding our jackup rig fleet as of March 1, 2005. For the rigs listed as cold stacked, we believe the estimated costs to prepare these rigs for service is approximately $40 to $45 million in the aggregate, based upon our latest estimates. These estimated amounts are subject to variables including further rig deterioration over time, the availability and cost of shipyard facilities, customer requirements, cost of equipment and materials and the actual extent of required repairs and maintenance. Actual amounts could vary substantially.

		Original
		Year Entered	Water Depth	Rated
Rig	Type	Service	Capacity	Drilling Depth	Location	Status

			(In feet)	(In feet)
THE 110	MC	1982	100	20,000	Trinidad	Under Contract
THE 150	ILC	1979	150	20,000	U.S.	Under Contract
THE 152	MC	1980	150	20,000	U.S.	Under Contract
THE 153	MC	1980	150	20,000	U.S.	Cold Stacked
THE 155	ILC	1980	150	20,000	U.S.	Cold Stacked
THE 156	ILC	1983	150	20,000	U.S.	Under Contract
THE 185	ILC	1982	120	20,000	U.S.	Cold Stacked
THE 191	MS	1978	160	20,000	U.S.	Cold Stacked
THE 200	MC	1979	200	20,000	U.S.	Under Contract
THE 201	MC	1981	200	20,000	U.S.	Under Contract
THE 202	MC	1982	200	20,000	U.S.	Under Contract
THE 203	MC	1981	200	20,000	U.S.	Under Contract
THE 204	MC	1981	200	20,000	U.S.	Under Contract
THE 205	MC	1979	200	20,000	Mexico	Under Contract
THE 206	MC	1980	200	20,000	Mexico	Under Contract
THE 207	MC	1981	200	20,000	U.S.	Under Contract
THE 208(a)	MC	1980	200	20,000	Trinidad	Cold Stacked
THE 250	MS	1974	250	20,000	U.S.	Under Contract
THE 251	MS	1978	250	20,000	U.S.	Under Contract
THE 252	MS	1978	250	20,000	U.S.	Cold Stacked
THE 253	MS	1982	250	20,000	U.S.	Under Contract
THE 254	MS	1976	250	20,000	U.S.	Cold Stacked
THE 255	MS	1976	250	20,000	U.S.	Cold Stacked
THE 256	MS	1975	250	20,000	U.S.	Cold Stacked

(a)	This rig is currently unable to operate in the U.S. Gulf of Mexico due to regulatory restrictions.

Barge Drilling Rigs (28)
      Barge drilling rigs are mobile drilling platforms that are submersible and are built to work in eight to 20 feet of water. They are towed by tugboats to the drill site with the derrick lying down. The lower hull is then submerged by flooding compartments until it rests on the river or sea floor. The derrick is then raised and drilling operations are conducted with the barge resting on the bottom. Our barge drilling fleet consists of conventional and posted barge rigs. A posted barge is identical to a conventional barge except that the hull and superstructure are separated by 10-to 14-foot columns, which increases the water depth capabilities of the rig. Most of our barge drilling rigs are suitable for deep gas drilling.

      The following table contains information regarding our barge drilling rig fleet as of March 1, 2005. For the rigs listed as cold stacked, we believe the estimated costs to prepare these rigs for service is approximately $33 to $38 million in the aggregate, based upon our latest estimates. These estimated amounts are subject to variables including further rig deterioration over time, the availability and cost of shipyard facilities, customer requirements, cost of equipment and materials and the actual extent of required repairs and maintenance. Actual amounts could vary substantially.

		Original
		Year Entered	Horsepower	Rated
Rig	Type	Service	Rating	Drilling Depth	Location	Status

				(In feet)
1	Conv.	1980	2,000	20,000	U.S.	Cold Stacked
7	Posted	1981	2,000	25,000	U.S.	Cold Stacked
9	Posted	1975	2,000	25,000	U.S.	Under Contract
10	Posted	1981	2,000	25,000	U.S.	Cold Stacked
11	Conv.	1982	3,000	30,000	U.S.	Under Contract
15	Conv.	1981	2,000	25,000	U.S.	Under Contract
17	Posted	1981	3,000	30,000	U.S.	Under Contract
19	Conv.	1996	1,000	14,000	U.S.	Under Contract
20(a)	Conv.	1998	1,000	14,000	U.S.	Cold Stacked
21	Conv.	1982	1,500	15,000	U.S.	Cold Stacked
23	Conv.	1995	1,000	14,000	U.S.	Cold Stacked
27	Posted	1978	3,000	30,000	U.S.	Under Contract
28	Conv.	1979	3,000	30,000	U.S.	Cold Stacked
29	Conv.	1980	3,000	30,000	U.S.	Under Contract
30	Conv.	1981	3,000	30,000	U.S.	Cold Stacked
31	Conv.	1981	3,000	30,000	U.S.	Cold Stacked
32	Conv.	1982	3,000	30,000	U.S.	Cold Stacked
41	Posted	1981	3,000	30,000	U.S.	Under Contract
46	Posted	1981	3,000	30,000	U.S.	Under Contract
47	Posted	1982	3,000	30,000	U.S.	Cold Stacked
48	Posted	1982	3,000	30,000	U.S.	Under Contract
49	Posted	1980	3,000	30,000	U.S.	Cold Stacked
52	Posted	1981	2,000	25,000	U.S.	Under Contract
55	Posted	1981	3,000	30,000	U.S.	Under Contract
57	Posted	1978	2,000	25,000	U.S.	Under Contract
61	Posted	1978	3,000	30,000	U.S.	Cold Stacked
62(a)	Posted	1978	3,000	30,000	U.S.	Cold Stacked
64	Posted	1979	3,000	30,000	U.S.	Under Contract

(a)	In 2003, these barges were severely damaged by fires. The rigs are no longer operating and will require substantial refurbishment to return to service. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Continuing Operations — Years Ended December 31, 2003 and 2002.”
     In the first quarter of 2005, we returned Rig 74 and Rig 75, which we bareboat chartered from a third party, to their owner.

Other Drilling Rigs (13)
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
      A platform drilling rig is placed on a production platform and is similar to a modular land rig. The production platform’s crane is capable of lifting the modularized rig crane that subsequently sets the rig modules. The assembled rig has all the drilling, housing and support facilities necessary for drilling multiple production wells. Most platform drilling rig contracts are for multiple wells and extended periods of time on the same platform. Once work has been completed on a particular platform, the rig can be redeployed to another platform for further work. We have one platform drilling rig.
      Our nine land drilling rigs are completely equipped to drill oil and gas wells. These rigs are designed to be transported by truck and assembled by crane. They require a firm, level area to be erected and sometimes require foundation work to be performed to support the drill floor and derrick.
      The following table contains information regarding our other rigs as of March 1, 2005. For the submersible rigs listed as cold stacked, we believe the estimated costs to prepare these rigs for service is approximately $7 to $8 million in the aggregate, based upon our latest estimates. These estimated amounts are subject to variables including further rig deterioration over time, the availability and cost of shipyard facilities, customer requirements, cost of equipment and materials and the actual extent of required repairs and maintenance. Actual amounts could vary substantially.

		Original
		Year Entered	Horsepower	Rated Drilling
Rig	Type	Service	Rating	Depth	Location	Status

				(In feet)
THE 75	Subm.	1983	N/A	25,000	U.S.	Under Contract
THE 77	Subm.	1983	N/A	30,000	U.S.	Cold Stacked
THE 78	Subm.	1983	N/A	30,000	U.S.	Cold Stacked
Rig 3	Plat.	1993	N/A	25,000	Mexico	Under Contract
26(a)	Land	1980	750	6,500	Venezuela	Warm Stacked
27(a)	Land	1981	900	8,000	Venezuela	Warm Stacked
36	Land	1982	2,000	18,000	Venezuela	Warm Stacked
37	Land	1982	2,000	18,000	Venezuela	Warm Stacked
40	Land	1980	2,000	25,000	Venezuela	Under Contract
42	Land	1981	2,000	25,000	Venezuela	Under Contract
43	Land	1981	2,000	25,000	Venezuela	Warm Stacked
54	Land	1981	3,000	30,000	Venezuela	Under Contract
55	Land	1983	3,000	35,000	Venezuela	Under Contract

(a)	These rigs are owned by a joint venture in which we have a 66.7% ownership interest.
     In December 2004, we made the decision to decommission our three lake barge rigs designed to work in Lake Maracaibo, Venezuela and to salvage any remaining useable equipment. As a result, we recorded a $2.8 million impairment loss on the three lake barges in December 2004.
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
      Historically, most of our drilling contracts have been short-term or on a well-to-well basis. From time to time, however, we enter into longer term drilling contracts. In the third quarter of 2003, we were awarded long-term contracts with PEMEX, the Mexican national oil company, for two of our jackup rigs and a platform rig. After upgrades to comply with contract specifications, one jackup rig began operating on a 720-day contract in early November 2003 at a contract dayrate of approximately $42,000. The other jackup rig began operating in early December 2003 on a 1,081-day contract at a contract dayrate of approximately $39,000. The platform rig contract is 1,289 days in duration and began operating in December 2004 at a contract dayrate of approximately $29,000. Each of the contracts can be terminated by PEMEX on five days notice, subject to certain conditions.
Customers
      Our customers are primarily independent oil and gas companies, although we also work for large international oil companies and government-controlled oil companies. One customer, Applied Drilling Technologies, Inc., accounted for 11% of both our 2004 and 2003 operating revenues. No other customers accounted for 10% or greater of our operating revenues in 2004, 2003 or 2002. Nonetheless, the loss of any significant customer could, at least in the short term, have a material adverse effect on our results of operations.
Competitors
      The U.S. Gulf of Mexico shallow water and U.S. inland marine market segments in which we operate are highly competitive. We believe we are the second largest jackup rig contractor in the U.S. Gulf of Mexico shallow water market segment and the largest inland barge contractor in the U.S. inland marine market segment. In the U.S. inland marine market segment, our principal competitor is Parker Drilling Co. In the U.S. Gulf of Mexico shallow water market segment, we compete with numerous industry participants, none of which has a dominant market share. Drilling contracts are traditionally awarded on a competitive bid basis. Pricing is often the primary factor in determining which qualified contractor is awarded a job, although rig availability, safety record, crew quality and technical capability of service and equipment may also be considered. Many of our competitors in the U.S. Gulf of Mexico shallow water market segment have greater financial and other resources than we have and may be better able to make technological improvements to existing equipment or replace equipment that becomes obsolete.
Other Assets
      We have a 25% equity interest in Delta Towing, which operates a U.S. inland and shallow water marine support vessel business. Beta Marine LLC (“Beta Marine”) owns the remaining 75% equity interest in Delta Towing. In connection with its formation, Delta Towing issued notes to us with principal amounts totaling $144 million, secured by Delta Towing’s assets described in the following paragraph. Immediately prior to the closing of the merger with Transocean, we valued these notes at $80 million. Delta Towing has defaulted on its scheduled quarterly interest and principal payments on these notes. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Relationships with Variable Interest Entities.”
      Delta Towing owns and operates towing vessels and barges used primarily to transport and store equipment and material to support jackup and barge rig drilling operations. Delta Towing utilizes rig moving tugs, utility barges, service tugs and crew boats in connection with its operations. Although these assets can be deployed for other uses, a significant downturn in oil and gas activity in the transition zone would have a negative impact on Delta Towing’s business that could not be fully offset by deployment of such assets to other markets. As of March 1, 2005, Delta Towing’s operating assets consisted of 50 inland tugs, 25 offshore tugs, 36 crewboats, 35 deck barges, 17 shale barges, five spud barges and three offshore barges.
      We also own additional offshore equipment that consists of five jackup rigs, three of which are mat-supported and two of which are independent leg rigs, ranging in water depth capacity from 100 feet to 160 feet, that we do not anticipate returning to drilling service as we believe doing so would be cost prohibitive. In May 2003, we decided to market these units for non-drilling uses such as production platforms or accommodation units. On March 1, 2005, we entered into an agreement to sell THE 192, a non-drilling jackup rig that was taken out of drilling service in May 2003. We expect this sale to close in April 2005, subject to customary closing conditions and to result in a gain of approximately $3.9 million.
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
      The U.S. Oil Pollution Act of 1990 (“OPA”) and related regulations impose a variety of requirements on “responsible parties” related to the prevention of oil spills and liability for damages resulting from such spills. Few defenses exist to the liability imposed by OPA, and the liability could be substantial. Failure to comply with ongoing requirements or inadequate cooperation in the event of a spill could subject a responsible party to civil or criminal enforcement action.
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

      The U.S. Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”), also known as the “Superfund” law, imposes liability without regard to fault or the legality of the original conduct on some classes of persons that are considered to have contributed to the release of a “hazardous substance” into the environment. These persons include the owner or operator of a facility where a release occurred and companies that disposed or arranged for the disposal of the hazardous substances found at a particular site. Persons who are or were responsible for releases of hazardous substances under CERCLA may be subject to joint and several liability for the cost of cleaning up the hazardous substances that have been released into the environment and for damages to natural resources. We could be subject to liability under CERCLA principally in connection with our onshore activities. It is also not uncommon for third parties to file claims for personal injury and property damage allegedly caused by the hazardous substances released into the environment.
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
Insurance
      Prior to October 15, 2004, our principal insurance coverage was included in Transocean’s insurance program. Under Transocean’s insurance program, we were provided with hull and machinery and protection and indemnity policies that each carried a deductible of $10.0 million per occurrence and provided primary coverage of $50 million, with several excess policies that extended coverage. The master separation agreement required Transocean to provide us with this insurance coverage until it no longer beneficially owned a majority of the voting power of our common stock. In addition, we were allowed to obtain insurance at our own expense at any time.
      Effective October 15, 2004, we implemented an independent, stand-alone insurance program. This new program provides for significantly lower deductibles than those in our previous insurance program with Transocean that we believe better matches our operations and asset base. The primary marine package provides for hull and machinery coverage with a $1.0 million deductible per occurrence, except in the event of a total loss, in which case there is no deductible. This policy provides coverage up to a scheduled value for the asset. The protection and indemnity coverage under the primary marine package has a $5.0 million deductible per occurrence with primary coverage up to $50 million. The primary marine package also provides coverage for cargo, control of well, seepage, pollution and property in our care, custody and control. In addition to our marine package, we have separate policies providing coverage for general domestic liability, employer’s liability, domestic auto liability and non-owned aircraft liability, with $250,000 deductibles per occurrence and primary coverage up to $50 million. We also have an excess liability policy that extends our coverage to an aggregate of $100 million under all of these policies. Our new insurance program includes separate policies that cover certain liabilities in foreign countries where we operate. Finally, our new insurance program provides coverage for certain specified environmental liabilities. Our basic marine package covers control of well, seepage and pollution care, custody and control. Our deductible for this coverage is $500,000 per occurrence.

      Insurance premiums under our new program will be approximately $7.5 million for the twelve-month policy period, or approximately $3.5 million higher than those under the previous program with Transocean. We expect that the increased premium cost will be more than offset by the benefit of the lower deductibles, primarily with respect to hull and machinery claims.
Employees
      As of March 1, 2005, we had approximately 1,970 employees. We require highly skilled personnel to operate and provide technical services and support for our drilling units. As a result, we conduct extensive personnel recruiting, training and safety programs.
      As of March 1, 2005, approximately 214 (or 11%) of our employees worldwide were working under collective bargaining agreements, approximately 48 of whom were working in Trinidad and 166 of whom were working in Venezuela. Efforts have been made from time to time to unionize other portions of our workforce, including workers in the Gulf of Mexico.
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
      Our business depends on the level of activity in oil and gas exploration, development and production primarily in the U.S. Gulf Coast (our term for the U.S. Gulf of Mexico shallow water and inland marine region) where we are active. Oil and gas prices and our customers’ expectations of potential changes in these prices significantly affect this level of activity. In particular, changes in the price of natural gas materially affect our operations because we primarily drill in the U.S. Gulf Coast where the focus of drilling has tended to be on the search for natural gas. Oil and gas prices are extremely volatile and are affected by numerous factors, including the following:

•	the demand for oil and gas in the United States and elsewhere,

•	economic conditions in the United States and elsewhere,

•	weather conditions in the United States and elsewhere,

•	advances in exploration, development and production technology,

•	the ability of the Organization of Petroleum Exporting Countries, commonly called “OPEC,” to set and maintain production levels and pricing,

•	the level of production in non-OPEC countries,

•	the policies of various governments regarding exploration and development of their oil and gas reserves, and

•	the worldwide military and political environment, including the war in Iraq, uncertainty or instability resulting from an escalation or additional outbreak of armed hostilities or other crises in the Middle East or the geographic areas in which we operate or further acts of terrorism in the United States, or elsewhere.
      Depending on the market prices of oil and gas, companies exploring for oil and gas may cancel or curtail their drilling programs, thereby reducing demand for drilling services. In the U.S. Gulf Coast, drilling contracts are generally short-term, and oil and gas companies tend to respond quickly to upward or downward changes in prices. Any reduction in the demand for drilling services may materially erode dayrates and utilization rates for our rigs and adversely affect our financial results.

      The U.S. Gulf Coast is a mature oil and gas production region that has experienced substantial seismic survey and exploration activity for many years. Because a large number of oil and gas prospects in this region have already been drilled, additional prospects of sufficient size and quality could be more difficult to identify. In addition, oil and gas companies may be unable to obtain financing necessary to drill prospects in this region. This could result in reduced drilling activity in the U.S. Gulf Coast region. We expect demand for drilling services in this area to continue to fluctuate with the cycles of reduced and increased overall domestic rig demand, and demand at similar points in future cycles could be lower than levels experienced in past cycles.

Our industry is highly cyclical, and our results of operations may be volatile.
      Our industry is highly cyclical, with periods of high demand and high dayrates followed by periods of low demand and low dayrates. Periods of low rig demand intensify the competition in the industry and often result in rigs being idle for long periods of time. We may be required to idle rigs or enter into lower rate contracts in response to market conditions in the future. Due to the short-term nature of most of our drilling contracts, changes in market conditions can quickly affect our business. As a result of the cyclical nature of our industry, our results of operations have been volatile, and we expect this volatility to continue.

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

Activation of Nonmarketed Rigs, Movement of Rigs to the Gulf of Mexico and Newbuilds could create an excess supply of Jackup Rigs in the Gulf of Mexico.
      If as a result of improved industry conditions inactive rigs that are currently not being marketed are reactivated, jackup rigs or other mobile offshore drilling units are moved into the U.S. Gulf Coast or increased rig construction and rig upgrade programs by our competitors were to take place, a significant increase in the supply of jackups in the Gulf of Mexico could occur. A significant increase in the supply of jackup rigs or other mobile offshore drilling units could adversely affect both utilization and day rates.

Our ability to move our rigs to other regions is limited.
      Most jackup and submersible rigs can be moved from one region to another, and in this sense the marine contract drilling market is a global market. The demand/supply balance for jackup and submersible rigs may vary somewhat from region to region, because the cost of a rig move is significant, there is limited availability of rig-moving vessels and some rigs are designed to work in specific regions. However, significant variations between regions tend not to exist on a long-term basis due to the ability to move rigs. Because many of our rigs were designed for drilling in the U.S. Gulf Coast, our ability to move our rigs to other regions in response to changes in market conditions is limited.

Our jackup rigs are at a relative disadvantage to higher specification rigs.
      Many of our competitors have jackup fleets with generally higher specification rigs than those in our jackup fleet. Particularly during market downturns when there is decreased rig demand, higher specification jackups and other rigs may be more likely to obtain contracts than lower specification jackups. As a result, our lower specification jackups have in the past been stacked earlier in the cycle of decreased rig demand than most of our competitors’ jackups and have been reactivated later in the cycle. This pattern has adversely impacted our business and could be repeated. In addition, higher specification rigs have greater flexibility to move to areas of demand in response to changes in market conditions. Furthermore, in recent years, an increasing amount of exploration and production expenditures have been concentrated in deep water drilling programs and deeper formations, including deep gas prospects, requiring higher specification jackups, semisubmersible drilling rigs or drillships. This trend is expected to continue and could result in a decline in demand for lower specification jackup rigs like ours.

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
      Prior to October 2004, our principal insurance coverages for property damage, liability and occupational injury and illness were included in Transocean’s insurance program in accordance with the master separation agreement. Effective October 15, 2004, we changed our insurance program to an independent, stand-alone insurance program, that provides for significantly lower deductibles than those in our previous insurance program. Our current deductible level under the new hull and machinery and protection and indemnity policies is $1.0 million and $5.0 million per occurrence, respectively. Previously, our deductible level under each of these policies was $10.0 million per occurrence. Insurance premiums under the new program will be approximately $7.5 million for the twelve-month policy period, or approximately $3.5 million higher than those under the previous program with Transocean. Insurance premiums and/or deductibles could be increased or coverages may be unavailable in the future.
      If a significant accident or other event, including terrorist acts, war, civil disturbances, pollution or environmental damage, occurs and is not fully covered by insurance or a recoverable indemnity from a customer, it could adversely affect our financial position or results of operations. Moreover, we may not be able to maintain adequate insurance in the future at rates we consider reasonable or be able to obtain insurance against certain risks.

We are subject to litigation.
      We are also from time to time involved in a number of litigation matters, including, among other things, contract disputes, personal injury, environmental, asbestos and other toxic tort, employment, tax and securities litigation, and other litigation that arises in the ordinary course of our business. Litigation may have an adverse effect on us because of potential adverse outcomes, the costs associated with defending the lawsuits, the diversion of our management’s resources and other factors.

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
      A small percentage of our employees worldwide work under collective bargaining agreements, all of whom work in Venezuela and Trinidad. Efforts have been made from time to time to unionize other portions of our workforce, including workers in the Gulf of Mexico. Any such unionization could increase our costs or limit our flexibility.

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

Our non-U.S. operations involve additional risks not associated with our U.S. operations.
      We operate in regions that may expose us to political and other uncertainties, including risks of:

•	terrorist acts, war and civil disturbances,

•	expropriation or nationalization of equipment, and

•	the inability to repatriate income or capital.
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

Our Venezuela operations are subject to adverse political and economic conditions.
      A portion of our operations is conducted in the Republic of Venezuela, which has been experiencing political and economic turmoil, including labor strikes and demonstrations. The implications and results of the political, economic and social instability in Venezuela are uncertain at this time, but the instability could have an adverse effect on our business. Depending on future developments, we could decide to cease operations in Venezuela. Venezuela also imposes foreign exchange controls that limit our ability to convert local currency into U.S. dollars and transfer excess funds out of Venezuela. Although our current drilling contracts in Venezuela call for a significant portion of our dayrates to be paid in U.S. dollars, changes in existing regulation or the interpretation or enforcement of those regulations could further restrict our ability to receive U.S. dollar payments. The exchange controls could also result in an artificially high value being placed on the local currency.
Risks Related to Our Largest Stockholder Transocean

Transfers of our common stock by Transocean could adversely affect other stockholders and cause our stock price to decline and could affect our ability to engage in major acquisitions, mergers or other growth opportunities.
      Transocean will be permitted to transfer the shares of our common stock that it owns without allowing other stockholders to participate or realize a premium for their shares of common stock. Effective February 23, 2005, Transocean notified us of its election to request us to file a “shelf” registration statement on Form S-3 to register the resale of up to 13,310,000 shares of our Class A common stock by Transocean on a delayed or continuous basis under Rule 415 of the Securities Act of 1933, as amended, pursuant to the Registration Rights Agreement between TODCO and Transocean. A sale of a substantial amount of our common stock to a third party may adversely affect the market price of our common stock and our business and results of operations because the purchaser may be able to influence or change management decisions and business policy. Disclosure requirements in connection with the registration of such shares could affect our ability to engage in major acquisitions, mergers or other growth opportunities.

Transocean will be able to exert significant influence over us as long as it owns a significant portion of our outstanding common stock.
      As long as Transocean owns, directly or indirectly, a significant portion of the voting power of our outstanding common stock, Transocean will be able to exert significant influence over us as a result of contractual arrangements between us and Transocean and by virtue of Transocean’s voting power, including:

•	the right to designate a number of members to our board of directors that is proportionate to its ownership of our common stock,

•	the right to designate at least one member of each committee of our board of directors,

•	the right to call special meetings of our board of directors at any time,

•	unless otherwise provided by the General Corporation Law of the State of Delaware, the right to call special meetings of our stockholders at any time,

•	the right to bring business before any meeting of our stockholders without complying with the applicable notice procedures in our amended and restated bylaws, and

•	the allocation of specified business opportunities between Transocean and us.
      In addition, without Transocean’s consent we may not amend our rights agreement or make any amendment to our amended and restated certificate of incorporation or bylaws that adversely affects Transocean, any of its affiliates or any transferee of any of its TODCO securities.
      Furthermore, even after Transocean no longer owns any shares of our common stock, Transocean will continue to have substantial control over our filing of tax returns so long as there remains a present or potential obligation for us to pay Transocean for pre-closing tax benefits.
      Because of exemptions granted under our rights agreement and because we have elected not to be subject to Section 203 of the General Corporation Law of the State of Delaware, Transocean, as a significant stockholder, may find it easier to sell its shares of our common stock to a third party than if we had not taken such actions.

Our interests may conflict with those of Transocean with respect to our past and ongoing business relationships, and we may not be able to resolve these conflicts on terms commensurate with those possible in arms-length transactions because of Transocean’s significant ownership of our Class A common stock, its representation on our board of directors and its rights under agreements we entered into in connection with the IPO.
      Our interests may conflict with those of Transocean in a number of areas relating to our past and ongoing relationships, including:

•	the solicitation and hiring of employees from each other,

•	the timing and manner of any sales or distributions by Transocean of all or any portion of its ownership interest in us,

•	agreements with Transocean and its affiliates relating to corporate services that may be material to our business,

•	business opportunities that may be presented to Transocean and to our officers and directors associated with Transocean,

•	competition between Transocean and us within the same lines of business, and

•	our dividend policy.
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
      Transactions and agreements we entered into after our acquisition by Transocean and on or before the closing of the IPO presented conflicts between our interests and those of Transocean. These transactions and agreements included the following:

•	agreements related to the separation of our business from Transocean that provide for, among other things, the assumption by us of liabilities related to our business, the assumption by Transocean of liabilities unrelated to our business, our respective rights, responsibilities and obligations with respect to taxes and tax benefits and the terms of our various interim and ongoing relationships, and

•	the transfer to Transocean of assets that were not related to our business. See Note 21 to our consolidated financial statements included in Item 8 of this report.
      Because these transactions and agreements were entered into in the context of a parent-subsidiary relationship, their terms may be less favorable to us than the terms we could have obtained from an unaffiliated third party.

Some of our executive officers and directors may have potential conflicts of interest because of their ownership of Transocean ordinary shares or their role as directors or executive officers of Transocean.
      Some of our executive officers and directors own Transocean ordinary shares or options to purchase Transocean ordinary shares which are of greater value than their ownership of our common stock and options. Ownership of Transocean ordinary shares by our directors and executive officers could create, or appear to create, potential conflicts of interest when directors and executive officers are faced with decisions that could have different implications for Transocean than they do for us.
      Some of our directors also serve as directors or executive officers of Transocean. These directors owe fiduciary duties to the shareholders of each company. As a result, in connection with any transaction or other relationship involving both companies, these directors may need to recuse themselves and not participate in any board action relating to these transactions or relationships.

Our tax sharing agreement with Transocean could require substantial payments by us in the event that a third party becomes the owner of a majority of our voting power or any of our subsidiaries are deconsolidated.
      Our tax sharing agreement with Transocean provides that we must pay Transocean for substantially all pre-closing tax benefits utilized subsequent to the closing of the IPO. As of December 31, 2004, we had approximately $368 million of estimated pre-closing tax benefits subject to our obligation to reimburse Transocean. See Note 12 to our consolidated financial statements for the period ended December 31, 2004 included in Item 8 of this report.
      Additionally, the tax sharing agreement provides that if any person other than Transocean or its subsidiaries becomes the beneficial owner of greater than 50% of the total voting power of our outstanding voting stock, we will be deemed to have utilized all of these pre-closing tax benefits, and we will be required to pay Transocean an amount for the deemed utilization of these tax benefits adjusted by a specified discount factor. If an acquisition of beneficial ownership had occurred on December 31, 2004, the estimated amount that we would have been required to pay to Transocean would have been approximately $294 million, or 80% of the pre-closing tax benefits at December 31, 2004. In 2005, this percentage of remaining pre-closing tax benefits that would be payable to Transocean upon a change of beneficial ownership is reduced to 70%. Our requirement to make this payment could have the effect of delaying or preventing a change of control. The resulting payment to Transocean would be due even though we would not have derived, and may not in the future derive, a corresponding benefit. Our obligation to make a potentially substantial payment to Transocean may deter transactions that would trigger a payment under the tax sharing agreement, such as a merger in which we are not the surviving company or a merger in which more than 50% of the aggregate voting power of our stock becomes owned by a single person or group of related persons. Even if we complete such a transaction, our obligation to make a substantial payment to Transocean could result in a lower economic benefit of such a transaction to our other stockholders than those stockholders could have received if we had not entered into the tax sharing agreement.
      Our tax sharing agreement with Transocean also provides that if any of our subsidiaries that join with us in the filing of consolidated returns ceases to do so, we will be deemed to have used that portion of any pre-closing tax benefits that will be allocable to the subsidiary following that cessation, and we will generally be required to pay Transocean the amount of this deemed tax benefit, adjusted by a specified discount factor, at the time the subsidiary ceases to join in the filing of these returns.
      Payment of amounts for the deemed utilization of tax benefits by us could require additional financing. The amount of our payments to Transocean will not be adjusted for any difference between the tax benefits that we are deemed to utilize and the tax benefits that we actually utilize, and the difference between these amounts could be substantial. Among other considerations, applicable tax laws may significantly limit our use of these tax benefits, and these limitations are not taken into account in determining the amount of the payment to Transocean. Additionally, Transocean’s right to receive this payment could result in a conflict of interest between us and Transocean and for those of our directors who are officers or directors of Transocean in considering any potential transaction.

Our tax sharing agreement with Transocean could delay or preclude us from realizing tax benefits created after the closing of the IPO.
      Our tax sharing agreement with Transocean provides that we must pay Transocean for most pre-closing tax benefits that we utilize on a tax return with respect to a period after the closing of the IPO. If the utilization of a pre-closing tax benefit defers or precludes our utilization of any post-closing tax benefit, our payment obligation with respect to the pre-closing tax benefit generally will be deferred until we actually utilize that post-closing tax benefit. This payment deferral will not apply with respect to, and we will have to pay currently for the utilization of pre-closing tax benefits to the extent of,

•	up to 20% of any deferred or precluded post-closing tax benefit arising out of our payment of foreign income taxes, and

•	100% of any deferred or precluded post-closing tax benefit arising out of a carryback from a subsequent year.
      Therefore, we may not realize the full economic value of tax deductions, credits and other tax benefits that arise post-closing until we have utilized all of the pre-closing tax benefits, if ever.
Other Risks

We anticipate incurring substantial losses during industry downturns and may need additional financing to withstand industry downturns.
      Our net losses from continuing operations before cumulative effect of a change in accounting principle were approximately $29 million, $222 million and $529 million during the years ended December 31, 2004, 2003 and 2002, respectively, and we anticipate incurring substantial losses during future cyclical downturns in our industry. During cyclical downturns in our industry, we may need additional financing in order to satisfy our cash requirements. If we are not able to obtain financing in sufficient amounts and on acceptable terms, we may be required to reduce our business activities, seek financing on unfavorable terms or pursue a business combination with another company.

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

Our rights agreement and provisions in our charter documents may inhibit a takeover, which could adversely affect the value of our Class A common stock.
      Our amended and restated certificate of incorporation and bylaws contain provisions that could delay or prevent a change of control or changes in our management that a stockholder might consider favorable. These provisions include:

•	classification of the members of our board of directors into three classes, with each class serving a staggered three-year term,

•	requiring our stockholders, other than Transocean as long as it owns at least approximately 10% of our outstanding voting power, to give advance notice of their intent to make nominations for the election of directors or to submit a proposal at an annual meeting of the stockholders,

•	limitations on the ability of our stockholders to amend specified provisions of our amended and restated certificate of incorporation and bylaws,

•	the denial of any right of our stockholders to act by unanimous written consent in lieu of a meeting,

•	the denial of any right of our stockholders to remove members of our board of directors except for cause, and

•	except for Transocean as long as it owns 15% of our voting power, the denial of any right of our stockholders to call special meetings of the stockholders.
We are also party to a rights agreement that could delay or prevent a change of control that a stockholder might consider favorable.

Item 2.	Properties
      We maintain our principal executive offices in Houston, Texas and have operational offices in Houma, Louisiana; Maturin, Venezuela; La Romaine, Trinidad and Ciudad del Carmen, Mexico. We also have warehouse and yard facilities in Abbeville, Louisiana; Houma, Louisiana; La Romaine, Trinidad and Maturin, Venezuela. We lease all of these facilities, except for the warehouse and yard facilities in Abbeville and Maturin.

Item 3.	Legal Proceedings
      In October 2001, we were notified by the U.S. Environmental Protection Agency (“EPA”) that it had identified one of our subsidiaries as a potentially responsible party in connection with the Palmer Barge Line superfund site located in Port Arthur, Jefferson County, Texas. Based upon the information provided by the EPA and our review of our internal records to date, we dispute our designation as a potentially responsible party and do not expect that the ultimate outcome of this case will have a material adverse effect on our consolidated results of operations, financial position or cash flows. We continue to monitor this matter.
      Certain of our subsidiaries have been named, along with other defendants, in several complaints that have been filed in the Circuit Courts of the State of Mississippi involving over 700 persons that allege personal injury arising out of asbestos exposure in the course of their employment by some of these defendants between 1965 and 1986. The complaints also name as defendants certain of Transocean’s subsidiaries to whom we may owe indemnity and other unaffiliated defendant companies, including companies that allegedly manufactured drilling related products containing asbestos that are the subject of the complaints. The number of unaffiliated defendant companies involved in each complaint ranges from approximately 20 to 70. The complaints allege that the defendant drilling contractors used those asbestos-containing products in offshore drilling operations, land based drilling operations and in drilling structures, drilling rigs, vessels and other equipment and assert claims based on, among other things, negligence and strict liability, and claims authorized under the Jones Act. The plaintiffs seek, among other things, awards of unspecified compensatory and punitive damages. Based on a recent decision of the Mississippi Supreme Court, we anticipate that the trial courts may grant motions requiring each plaintiff to name the specific defendant or defendants against whom such plaintiff makes a claim and the time period and location of asbestos exposure so that the cases may be properly severed. We have not yet had an opportunity to conduct any discovery nor have we been able to determine the number of plaintiffs, if any, that were employed by our subsidiaries or Transocean’s subsidiaries or otherwise have any connection with our or Transocean’s drilling operations. We intend to defend ourselves vigorously and, based on the limited information available to us at this time, we do not expect the ultimate outcome of these lawsuits to have a material adverse effect on our consolidated results of operations, financial position or cash flows.
      Due to the limited information available to us at this time, we have not yet made a determination whether we or Transocean are financially responsible under the terms of the master separation agreement for any losses we or Transocean may incur as a result of the legal proceedings described in the foregoing paragraph.
      Under the master separation agreement, Transocean has agreed to indemnify us for any losses we incur as a result of the legal proceedings described in the following four paragraphs.
      In December 2002, we received an assessment for corporate income taxes from SENIAT, the national Venezuelan tax authority, of approximately $20.7 million (based on current exchange rates and inclusive of penalties) relating to calendar years 1998 through 2001. In March 2003, we paid approximately $2.6 million of the assessment, plus approximately $0.3 million in interest, and are contesting the remainder of the assessment. After we made the partial assessment payment, we received a revised assessment in September 2003 of approximately $16.7 million (based on current exchange rates and inclusive of penalties). We do not expect the ultimate resolution of this assessment to have an impact on our consolidated results of operations, financial condition or cash flows.
      In March 1997, an action was filed by Mobil Exploration and Production U.S. Inc. and affiliates, St. Mary Land & Exploration Company and affiliates and Samuel Geary and Associates Inc. against our subsidiary Cliffs Drilling, its underwriters at Lloyd’s (the “Underwriters”) and its insurance broker in the 16th Judicial District Court of St. Mary Parish, Louisiana. The plaintiffs alleged damages in excess of $50 million in connection with the drilling of a turnkey well in 1995 and 1996. The case was tried before a jury in January and February 2000, and the jury returned a verdict of approximately $30 million in favor of the plaintiffs for excess drilling costs, loss of insurance proceeds, loss of hydrocarbons, expenses and interest. We and the Underwriters appealed such judgment, and the Louisiana Court of Appeals reduced the amount for which we may be responsible to less than $10 million. The plaintiffs requested that the Supreme Court of Louisiana consider the matter and reinstate the original verdict. We and the Underwriters also appealed to the Supreme Court of Louisiana requesting that the Court reduce the verdict or, in the case of the Underwriters, eliminate any liability for the verdict. Prior to the Supreme Court of Louisiana ruling on these petitions, we settled with the St. Mary group of plaintiffs and the State of Louisiana. Subsequently, the Supreme Court of Louisiana denied the applications of all remaining parties. We have been advised by Transocean that all claims against us have now been settled. As all costs related to this litigation, including settlement costs, were borne by Transocean, the settlements did not have a material adverse effect on our consolidated results of operations, financial condition or cash flows.
      In 1984, in connection with the financing of the corporate headquarters, at that time, for Reading & Bates Corporation (“R&B”), a predecessor to one of our subsidiaries, in Tulsa, Oklahoma, the Greater Southwestern Funding Corporation (“Southwestern”) issued and sold, among other instruments, Zero Coupon Series B Bonds due 1999-2009 with an aggregate $189 million value at maturity. Paine Webber Incorporated (“Paine Webber”) purchased all of the Series B Bonds for resale and in 1985 acted as underwriter in the public offering of most of these bonds. The proceeds from the sale of the bonds were used to finance the acquisition and construction of the headquarters. R&B’s rental obligation was the primary source for repayment of the bonds. In connection with the offering, R&B entered into an indemnification agreement indemnifying Southwestern and Paine Webber from loss caused by any untrue statement or alleged untrue statement of a material fact or the omission or alleged omission of a material fact contained or required to be contained in the prospectus or registration statement relating to that offering. Several years after the offering, R&B defaulted on its lease obligations, which led to a default by Southwestern. Several holders of Series B bonds filed an action in Tulsa, Oklahoma in 1997 against several parties, including Paine Webber, alleging fraud and misrepresentation in connection with the sale of the bonds. In response to a demand from Paine Webber in connection with that lawsuit and a related lawsuit, R&B agreed in 1997 to retain counsel for Paine Webber with respect to only that part of the referenced cases relating to any alleged material misstatement or omission relating to R&B made in certain sections of the prospectus or registration statement. The agreement to retain counsel did not amend any rights and obligations under the indemnification agreement. There has been only limited progress on the substantive allegations of the case. The trial court has denied class certification, and the plaintiffs’ appeal of this denial to a higher court has been denied. The plaintiffs further appealed that decision and that appeal was denied. We dispute that there are any matters requiring us to indemnify Paine Webber. In any event, we do not expect that the ultimate outcome of this matter will have a material adverse effect on our consolidated results of operations, financial condition or cash flows.
      In April 2003, Gryphon Exploration Company (“Gryphon”) filed suit against some of our subsidiaries, Transocean and other third parties in the United States District Court in Galveston, Texas claiming damages in excess of $6 million. In its complaint, Gryphon alleges the defendants were responsible for well problems experienced by Gryphon with respect to a well in the Gulf of Mexico drilled by our subsidiaries in 2001. We have been advised by Transocean that this claim has now been settled. As all costs related to this litigation, including settlement costs, were borne by Transocean, the settlements did not have a material adverse effect on our consolidated results of operations, financial condition or cash flows.
      We and our subsidiaries are involved in a number of other lawsuits, all of which have arisen in the ordinary course of our business. We do not believe that ultimate liability, if any, resulting from any such other pending litigation will have a material adverse effect on our business or consolidated financial position.
      We cannot predict with certainty the outcome or effect of any of the litigation or regulatory matters specifically described above or of any other pending litigation. There can be no assurance that our beliefs or expectations as to the outcome or effect of any lawsuit or other litigation matter will prove correct and the eventual outcome of these matters could materially differ from management’s current estimates.

Item 4.	Submission of Matters to a Vote of Security Holders
      None during the fourth quarter of 2004.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities
      Our authorized capital stock consists of (1) 500,000,000 shares of Class A common stock, par value $.01 per share, and 260,000,000 shares of Class B common stock, par value $.01 per share, and (2) 50,000,000 shares of preferred stock, par value $.01 per share. Of the 50,000,000 shares of preferred stock, 756,000 shares have been designated Series A preferred stock. At March 1, 2005, 60,453,010 shares of Class A common stock are outstanding. There are no outstanding shares of preferred stock or Class B common stock.
      Our Class A common stock is listed on the New York Stock Exchange (“NYSE”) under the symbol “THE.” As required by the listed company rules of the NYSE, our Chief Executive Officer certified to the NYSE on March 24, 2004 that he was not aware of any violation by TODCO of NYSE corporate governance listing standards as of that date.
      As of March 1, 2005, there were approximately 291 holders of record of our Class A common stock. We have presented in the table below, for the periods indicated, the reported high and low sales prices for our Class A common stock on the NYSE.

	Price per Share of
	Our Class A
	Common Stock

Calendar Period	High	Low

2004
First Quarter (starting February 5)	$16.45	$13.10
Second Quarter	16.05	13.38
Third Quarter	17.86	13.40
Fourth Quarter	19.05	16.15
2005
First Quarter (through March 1, 2005)	26.70	16.84
      On March 1, 2005, the last reported sales price of our Class A common stock was $24.16 per share.
      We have not paid any dividends since the completion of our IPO in February 2004 and we do not intend to declare or pay regular dividends on our common stock in the foreseeable future. Instead, we generally intend to invest any future earnings in our business. Subject to Delaware law, our board of directors will determine the payment of future dividends on our common stock, if any, and the amount of any dividends in light of any applicable contractual restrictions limiting our ability to pay dividends, our earnings and cash flows, our capital requirements, our financial condition, and other factors our board of directors deems relevant. Our credit facility includes limitations on our payment of dividends. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Historical Liquidity and Capital Resources — Sources of Liquidity and Capital Expenditures.”
      In February 2004, prior to our IPO, we exchanged $45,784,000 in principal amount of our outstanding 7.375% notes held by Transocean Holdings for 359,638 shares of our Class B common stock (4,367,714 shares of Class B common stock after giving effect to the stock dividend discussed below). Immediately following this exchange we exchanged $152,463,000 and $289,793,000 principal amount of our outstanding 6.75% and 9.5% notes, respectively, held by Transocean for 3,580,768 shares of our Class B common stock (43,487,535 shares of Class B common stock after giving effect to the stock dividend).
      The shares for debt exchanges were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933. Immediately following these two exchanges, we declared a dividend of 11.145 shares of our Class B common stock with respect to each share of our Class B common stock outstanding immediately following the exchanges. As a result, 60,000,000 shares of our Class B common stock were issued and outstanding immediately prior to our IPO. Of those 60,000,000 Class B shares, 13,800,000 were converted to

Class A when these were sold in the IPO. The remaining 46,200,000 shares have since been converted into Class A common shares with Transocean having sold 17,940,000 and 14,950,000 shares in secondary public offerings completed in September 2004 and December 2004, respectively. Effective February 23, 2005, Transocean notified us of its election to request us to file a “shelf” registration statement on Form S-3 to register the resale of up to 13,310,000 shares of our Class A common stock by Transocean on a delayed or continuous basis under Rule 415 of the Securities Act of 1933, as amended, pursuant to the Registration Rights Agreement between TODCO and Transocean. We have not been, nor will be, the beneficiary of any proceeds from any offerings of our common stock by Transocean. See Note 3 to our consolidated financial statements included in Item 8 of this report

Item 6.	Selected Financial Data
      The following table sets forth selected financial information for our company. The financial information for the years ended December 31, 2004, 2003 and 2002, and as of December 31, 2004 and 2003, has been derived from our audited financial statements included elsewhere in this report. The financial information for the year ended December 31, 2000, the one month ended January 31, 2001 and the eleven months ended December 31, 2001, and as of December 31, 2002, 2001 and 2000 has been derived from our audited financial statements not included in this report.
      The following selected historical financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes included in Item 8 of this report.
      On January 31, 2001, we became an indirect wholly owned subsidiary of Transocean as a result of our merger transaction with Transocean. The merger was accounted for as a purchase, with Transocean as the accounting acquirer. The purchase price was allocated to our assets and liabilities based on their estimated fair values on the date of the merger with the excess accounted for as goodwill. The purchase price adjustments were “pushed down” to our consolidated financial statements. Accordingly, our financial statements for periods subsequent to January 31, 2001 are not comparable to those of prior periods in material respects since those financial statements report financial position, results of operations and cash flows using a different basis of accounting.

	Pre-Transocean Merger			Post-Transocean Merger

	Year Ended	One Month		Eleven Months		Years Ended
	December 31,	Ended		Ended		December 31,
		January 31,		December 31,
	2000	2001		2001		2002		2003		2004(g)

	(In millions, except per share)
Historical Statement of Operations Data:
Operating revenues	$406.1	$48.5		$441.0		$187.8		$227.7		$351.4
Operating and maintenance expense	317.4	23.2		270.0		185.7		227.4		259.7
Loss from continuing operations before cumulative effect of a change in accounting principle	(131.9)	(90.1	)(a)	(96.7	)(b)	(529.1	)(c)	(222.0	)(d)	(28.8	)(e)
Loss from continuing operations before cumulative effect of a change in accounting principle and after preferred share dividends per common share basic and diluted	$(1.72)	$(0.43)		$(7.96)		$(43.57)		$(18.28)		$(0.52)
Weighted average common shares outstanding:
Basic	196.6	211.3		12.1		12.1		12.1		55.6
Diluted	196.6	211.3		12.1		12.1		12.1		55.6

	Pre-Transocean
	Merger	Post-Transocean Merger
	As of December 31,	As of December 31,

	2000	2001	2002	2003	2004

	(In millions)
Balance Sheet Data:
Total assets	$4,804.4	$8,838.8	$2,227.2	$778.2	$761.4
Long-term debt and redeemable preferred shares(f)	2,702.9	1,538.0	40.7	26.8	25.4
Long-term debt — related party(f)	—	55.0	1,080.1	525.0	3.0
Total stockholders’ equity	1,373.5	6,496.5	561.9	137.7	480.6

(a)	Included in the one month ended January 31, 2001 are $58.1 million of merger related expenses and a $64.0 million impairment loss on long-lived assets related to the disposal of the marine support vessel business.

(b)	Included in the eleven months ended December 31, 2001 are a $1.1 million impairment loss on long-lived assets and a $27.5 million loss on retirement of debt.

(c)	Included in 2002 are a $17.5 million impairment loss on long-lived assets, a $381.9 million goodwill impairment and a $18.8 million loss on retirement of debt.

(d)	Included in 2003 are an $11.3 million impairment loss on long-lived assets, a $21.3 million impairment loss on a note receivable from an unconsolidated joint venture and a $79.5 million loss on retirement of debt.

(e)	Included in 2004 are a $2.8 million impairment loss on long-lived assets and a $1.9 loss on retirement of debt.

(f)	Includes current portion.

(g)	Our consolidated results of operations for the year ended December 31, 2004 reflect the consolidation of our ownership interest in Delta Towing effective December 31, 2003 in accordance with FIN 46. Accordingly, our results for 2004 include revenues and expenses for Delta Towing. Prior to the adoption of FIN 46, we recorded our 25% interest in the results of Delta Towing as equity in income (loss) of joint venture.
Item 7.                          Management’s Discussion and Analysis of Financial Condition and Results of Operations
      The following discussion should be read in conjunction with our historical consolidated financial statements and the related notes included in Item 8 of this report. Except for the historical financial information contained herein, the matters discussed below may be considered “forward-looking” statements. Please see “— Cautionary Statement About Forward-Looking Statements,” for a discussion of the uncertainties, risks and assumptions associated with these statements.
Overview of Our Business
      We are a leading provider of contract oil and natural gas drilling services, primarily in the United States (“U.S. Gulf of Mexico”) shallow water and inland marine region, an area that we refer to as the U.S. Gulf Coast. We provide these services primarily to independent oil and natural gas companies, but we also service major international and government-controlled oil and natural gas companies. Our customers in the U.S. Gulf Coast typically focus on drilling for natural gas.
      We provide contract oil and gas drilling and other support services and report the results of those operations in four business segments which, for our contract drilling services, correspond to the principal geographic regions in which we operate:

•	U.S. Inland Barge Segment — Our barge rig fleet currently operating in this market segment consists of 12 conventional and 16 posted barge rigs. These units operate in marshes, rivers, lakes and shallow bay or coastal waterways that are known as the “transition zone.” This area along the U.S. Gulf Coast, where jackup rigs are unable to operate, is the world’s largest market for this type of equipment.

•	U.S. Gulf of Mexico Segment — We currently have 20 jackup and three submersible rigs in the U.S. Gulf of Mexico shallow water market segment which begins at the outer limit of the transition zone and extends to water depths of about 350 feet. Our jackup rigs in this market segment consist of independent leg cantilever type units, mat-supported cantilever type rigs and mat-supported slot type jackup rigs that can operate in water depths up to 250 feet.

•	Other International Segment — Our other operations are currently conducted in Mexico, Trinidad and Venezuela. In Mexico, we operate two jackup rigs and a platform rig for PEMEX, the Mexican national oil company. Additionally, we have two jackup rigs in Trinidad and nine land rigs in Venezuela. From December 2003 to September 2004, we operated a jackup rig offshore Venezuela. This rig has subsequently been relocated to the U.S. Gulf of Mexico. We may pursue selected opportunities in other regions from time to time.

•	Delta Towing Segment — We have a partial interest in a joint venture that operates a fleet of U.S. marine support vessels consisting primarily of shallow water tugs, crewboats and utility barges (“Delta Towing”). We are also a substantial creditor of Delta Towing.
      Our operating revenues for our drilling segments are based on dayrates received for our drilling services and the number of operating days during the relevant periods. The level of our operating revenues depends on dayrates, which in turn are primarily a function of industry supply and demand for drilling units in the market segments in which we operate. Supply and demand for drilling units in the U.S. Gulf Coast, which is our primary operating region, have historically been volatile. During periods of high demand, our rigs typically achieve higher utilization and dayrates than during periods of low demand.
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
      Operating and maintenance expenses may not necessarily fluctuate in proportion to changes in operating revenues because we generally seek to preserve crew continuity and maintain equipment when our rigs are idle. In general, labor costs increase primarily due to higher salary levels, rig staffing requirements and inflation. Equipment maintenance expenses fluctuate depending upon the type of activity the unit is performing and the age and condition of the equipment.
Industry Background, Trends and Outlook
      The drilling industry in the U.S. Gulf Coast is highly cyclical and is typically driven by general economic activity and changes in actual or anticipated oil and gas prices. We believe that both our earnings and demand for our rigs will typically be correlated to our customers’ expectations of energy prices, particularly natural gas prices, and that sustained energy price increases will generally have a positive impact on our earnings.
      We believe there are several trends that should benefit our operations, including:

•	Redeployment of Jackup Rigs. Greater demand for jackup rigs in international areas over the last two years has reduced the overall supply of jackups in the U.S. Gulf of Mexico. This has created a more favorable supply environment for the remaining jackups, including ours. This favorable supply environment has led to increased jackup dayrates.

•	High Natural Gas Prices. While U.S. natural gas prices are volatile, the rolling twelve-month average price of natural gas has increased from $2.11 in January 1994 to $5.91 in January 2005. We believe high natural gas prices in the United States, if sustained, should result in more exploration and development drilling activity and higher utilization and dayrates for drilling companies like us.

•	Need for Increased Natural Gas Drilling Activity. From 1994 to 2003, U.S. demand for natural gas grew at an annual rate of 0.6% while its supply grew at an annual rate of 0.2%. We believe that this supply and demand growth imbalance will continue if demand for natural gas continues to increase and production decline rates continue to accelerate. Even though the number of U.S. gas wells drilled has increased overall in recent years, a corresponding increase in production has not been realized. We believe that an increase in U.S. drilling activity will be required for the natural gas industry to meet the expected increased demand for, and compensate for the slowing production of, natural gas in the United States.

•	Trend Towards Drilling Deeper Shallow Water Gas Wells. A current trend by oil and gas companies is to drill deep gas wells along the U.S. Gulf Coast in search of new and potentially prolific untapped natural gas reserves. We believe that this trend towards deeper drilling will benefit premium jackup rigs as well as barge rigs and submersible rigs that are capable of drilling deep gas wells. In addition, we believe this trend will indirectly benefit conventional jackup fleets as the use of premium rigs in the U.S. Gulf Coast to drill deep wells should reduce the supply of rigs available to drill conventional wells.
      Market conditions for our U.S. Gulf Coast jackup fleet improved beginning in the third quarter of 2003 and continued through 2004. As shown in the following table, from the third quarter of 2003 through the fourth quarter of 2004, our average revenue per day for U.S. Gulf of Mexico jackups and submersibles improved by 74%. During the same period, average revenue per day for our U.S. inland barges improved by 26%. As of March 1, 2005, our 12 jackup rigs working in the U.S. Gulf Coast were contracted at dayrates ranging from $37,800 to $45,900. As of March 1, 2005, our 14 operating inland barges were contracted at dayrates ranging from $18,000 to $30,300. We anticipate that the declining jackup rig supply in the U.S. Gulf Coast and the trend towards more deep gas well drilling will continue to result in improved utilization and higher dayrates.
      With respect to our Venezuelan operations, political unrest has continued to negatively impact our results of operations there. As a result, we experienced some decline in utilization in Venezuela during the second half of 2003 and throughout 2004. In January 2005, we hired Simmons & Company International to explore alternatives for the disposition of our Venezuelan land drilling business, which is not viewed by us as being core to our ongoing offshore drilling business. The evaluation may result in the sale of some or all of our Venezuelan assets.
      The following table shows our average rig revenue per day and utilization for the quarterly periods ended on or prior to December 31, 2004 with respect to each of our three drilling segments. Average rig revenue per day is defined as operating revenue earned per revenue earning day in the period. Utilization in the table below is defined as the total actual number of revenue earning days in the period as a percentage of the total number of calendar days in the period for all drilling rigs in our fleet, as adjusted to include calendar days available for rigs that were held for sale during the periods ended on or prior to December 31, 2002.

	Three Months Ended

	December 31,	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,	September 30,	December 31,
	2002	2003	2003	2003	2003	2004	2004	2004	2004

Average Rig Revenue Per Day:
U.S. Gulf of Mexico Jackups and Submersibles	$21,000	$22,600	$20,200	$22,900	$26,700	$30,600	$30,700	$33,800	$39,900
U.S. Inland Barges	19,600	19,100	17,600	18,300	18,700	20,300	22,500	22,900	23,000
Other International	19,400	19,700	19,100	21,000	25,600	40,000	37,500	34,600	29,400
Utilization:
U.S. Gulf of Mexico Jackups and Submersibles	34%	31%	44%	54%	50%	43%	50%	54%	56%
U.S. Inland Barges	44%	47%	39%	38%	40%	40%	42%	45%	46%
Other International	27%	35%	44%	38%	28%	29%	29%	33%	39%
      In the third quarter of 2003, we were awarded contracts with PEMEX, the Mexican national oil company, for two of our jackup rigs and a platform rig. After upgrades to comply with contract specifications, one rig began operating on a 720-day contract in early November 2003 at a contract dayrate of approximately $42,000. The other jackup rig began operating in early December 2003 on a 1,081-day contract at a contract dayrate of approximately $39,000. The cost to prepare the two jackup rigs to work in Mexico, including mobilization costs, which are deferred and will be recognized over the primary contract term, was approximately $22 million in the aggregate. The platform rig contract is 1,289 days in duration and began operating in December 2004 at a contract dayrate of approximately $29,000. Our platform rig was upgraded to comply with PEMEX contract specifications at an aggregate cost of approximately $11 million. Each of the contracts can be terminated by PEMEX on five days notice, subject to certain conditions.
      In the third quarter of 2004, two of our land rigs began working in Venezuela under one-year term contracts at dayrates of $22,200 and $23,800, and another two land rigs were re-deployed during October and November 2004 under one-year contracts with Petroleos de Venezuela (“PDVSA”), the Venezuelan national oil company, at contract dayrates of approximately $22,000 each. Our jackup rig, THE 156 which began operating in Venezuela in mid-December 2003, completed its contract in September 2004 and has been relocated to the U.S. Gulf of Mexico.
      Prior to October 2004, our principal insurance coverages for property damage, liability and occupational injury and illness were included in Transocean’s insurance program in accordance with the master separation agreement. Effective October 15, 2004, we changed our insurance program to an independent, stand-alone insurance program, that provides for significantly lower deductibles than those in our previous insurance program. Our current deductible level under the new hull and machinery and protection and indemnity policies is $1.0 million and $5.0 million per occurrence, respectively. Previously, our deductible level under each of these policies was $10.0 million per occurrence. Insurance premiums under the new program will be approximately $7.5 million for the twelve-month policy period, or approximately $3.5 million higher than those under the previous program with Transocean. We expect that the increased premium cost will be more than offset by the benefit of the lower deductibles, primarily with respect to hull and machinery claims.
IPO and Separation from Transocean
      We were incorporated in Delaware on July 7, 1997 as R&B Falcon Corporation. On January 31, 2001, we became an indirect wholly owned subsidiary of Transocean as a result of the merger transaction between us and Transocean (the “Transocean Merger”). The merger was accounted for as a purchase, with Transocean as the accounting acquirer. Accordingly, the purchase price was allocated to our assets and liabilities based on estimated fair values as of January 31, 2001 with the excess accounted for as goodwill. The purchase price adjustments were “pushed down” to our consolidated financial statements, which affects the comparability of the consolidated financial statements for periods before and after the merger. Accordingly, the financial statements for the periods ended on or before January 31, 2001 were prepared using our historical basis of accounting and the financial statements for the periods subsequent to January 31, 2001 include the effects of the merger. On December 13, 2002, we changed our name from R&B Falcon Corporation to TODCO.
      In July 2002, Transocean announced plans to divest its Gulf of Mexico shallow and inland water (“Shallow Water”) business through an initial public offering of TODCO common stock. During 2003, we completed the transfer to Transocean of all assets not related to our Shallow Water business (“Transocean Assets”), including the transfer of all revenue-producing Transocean Assets. Accordingly, the Transocean Assets and related operations have been reflected as discontinued operations in our historical financial statements. See Note 21 to our consolidated financial statements included in Item 8 of this report.
      In February 2004, we completed our initial public offering in which Transocean sold 13,800,000 shares of our Class A common stock (the “IPO”). Secondary stock offerings were completed in September 2004 and December 2004 where Transocean sold an additional 17,940,000 and 14,950,000 shares, respectively, of TODCO Class A common stock. At the closing of the December 2004 stock offering, Transocean converted all of its unsold shares of Class B common stock into an equal number of shares of Class A common stock. As a result of the above transactions, at December 31, 2004, Transocean owns 13,310,000 shares or approximately 22 percent of the outstanding Class A common stock of the Company. As a result of the conversion, no Class B common stock is outstanding as of December 31, 2004. The Company received no proceeds from the IPO or the secondary stock offerings.
      Effective February 23, 2005, Transocean notified us of its election to request us to file a “shelf” registration statement on Form S-3 to register the resale of up to 13,310,000 shares of our Class A common stock by Transocean on a delayed or continuous basis under Rule 415 of the Securities Act of 1933, as amended, pursuant to the Registration Rights Agreement between TODCO and Transocean. The Company will receive no proceeds from the sale of these securities.

      Prior to the IPO, we entered into several agreements with Transocean defining the terms of the separation of our business from the business of Transocean. These agreements included a Master Separation Agreement which defined our two businesses and provided for allocations of responsibilities and rights in connection therewith, a Tax Sharing Agreement which allocated certain rights and responsibilities with respect to pre and post IPO taxes, a Registration Rights Agreement pursuant to which we are required to file Registration Statements to assist Transocean in selling its shares of our common stock, an Employee Matters Agreement which governed the application of the separation of our employees from Transocean and its benefit plans and a Transition Services Agreement under which Transocean provided certain services to us during the initial phases of our separation from Transocean.
Changes in Results of Operations Related to our Separation from Transocean
      As a result of our separation from Transocean, including the transfer of the Transocean Assets to Transocean in 2003 and the completion of our IPO in February 2004, our reporting of certain aspects of our results of operations differs from our historical reporting of results of operations. The following discussion describes these and other differences.
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
      In February 2004, we adopted a long-term incentive plan for certain of our employees and non-employee directors in order to provide additional incentives through the grant of awards (the “Plan”). In conjunction with the closing of the IPO, we granted restricted stock and stock options to certain employees and non-employee directors. Additional awards were made during the year. Based upon the price per share at date of issuance, the value of these awards that we will recognize as compensation expense is approximately $17.5 million. We recognized $10.6 million of compensation expense related to these awards and grants during 2004. We will amortize the remaining $6.9 million to compensation expense over the vesting period of the awards and options. In addition to these grants under the Plan, we expect to make additional grants of restricted stock and stock options annually. The value of any additional awards under the Plan will be recognized as compensation expense over the vesting period of the awards.
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
      Interest income consists of interest earned on our cash balances and, for periods before December 31, 2003, on notes receivable from Delta Towing. Because of the adoption of the Financial Accounting Standards Board’s (“FASB”) Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51 (“FIN 46”) (see “— Relationships with Variable Interest Entities”), and the resulting consolidation of Delta Towing in our consolidated balance sheet effective December 31, 2003, we expect future interest income to consist of interest earned on our cash balances. For periods before the IPO, interest expense consisted of financing cost amortization and interest associated with our senior notes, other debt and other related party debt as described in the notes to our consolidated financial statements. After the closing of the IPO, interest expense primarily includes interest on the approximately $24 million face value of our senior notes payable to third parties, commitment fees on the unused portion of our line of credit and the amortization of financing costs. Our debt levels and, correspondingly, our interest expense were substantially lower in 2004 compared to prior years as a result of the notes payable to Transocean prior to the IPO.
      In conjunction with the IPO, we entered into a tax sharing agreement with Transocean whereby Transocean will indemnify TODCO against substantially all pre-IPO income tax liabilities. However, we must pay Transocean for substantially all pre-closing income tax benefits utilized subsequent to the closing of the IPO. As of December 31, 2004, we had approximately $368 million of estimated pre-closing income tax benefits subject to this obligation to reimburse Transocean of which approximately $173 million of the tax benefits were reflected in our historical financial statements at December 31, 2003. The additional estimated tax benefits resulted from the closing of the IPO, specified ownership changes, statutory allocations of tax benefits among Transocean’s consolidated group members and other events. The estimated pre-closing tax benefits and our corresponding obligation to Transocean may change when Transocean actually files its 2004 consolidated group tax return in 2005.
      As part of the tax sharing agreement, we must pay Transocean for substantially all pre-closing income tax benefits which we may utilize or be deemed to have utilized subsequent to the closing of the IPO. Accordingly, we recorded an equity transaction in 2004 to eliminate the valuation allowance associated with the pre-closing tax benefits and reflect the associated liability to Transocean for the pre-closing tax benefits as a corresponding obligation within the deferred income tax asset accounts. The net effect was a $181.4 million reduction in additional paid-in capital.
      In addition, Transocean agreed to indemnify us for certain tax liabilities that existed as of the IPO date, which are currently estimated to be $10.3 million. The tax indemnification by Transocean was recorded as a credit to additional paid-in capital with a corresponding offset to a related party receivable from Transocean.
      We are currently in a net tax liability position for the year ended December 31, 2004 and expect to utilize a portion of the pre-closing income tax benefits to offset our federal income tax obligation. As of December 31, 2004, we have utilized $21.8 million of these pre-closing income tax benefits to offset our current federal income tax obligation resulting in a liability to Transocean of $7.6 million. Additionally in 2004, we utilized pre-closing state tax benefits resulting in a liability to Transocean of $0.8 million. Both of these liabilities are presented within accrued income taxes — related party in our consolidated balance sheet at December 31, 2004.
      Additionally, the tax sharing agreement provides that if any person other than Transocean or its subsidiaries becomes the beneficial owner of greater than 50% of the total voting power of our outstanding voting stock, we will be deemed to have utilized all of these pre-closing tax benefits, and we will be required to pay Transocean an amount for the deemed utilization of these tax benefits adjusted by a specified discount factor. This payment is required even if we are unable to utilize the pre-closing tax benefits. If an acquisition of beneficial ownership had occurred on December 31, 2004, the estimated amount that the Company would have been required to pay Transocean would have been approximately $294 million, or 80% of the pre-closing tax benefits at December 31, 2004. In 2005, this percentage of remaining pre-closing tax benefits that would be payable to Transocean upon a change of beneficial ownership is reduced to 70%.
      We had an “ownership change” for purposes of Section 382 of the Internal Revenue Code of 1986, as amended, in connection with our secondary offering in September 2004. As a result, our ability to utilize certain of our tax benefits is subject to an annual limitation. However, we believe that, in light of the amount of the annual limitation, it should not have a material effect on our ability to utilize these tax benefits for the foreseeable future.
Critical Accounting Policies and Estimates
      Our discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, operating revenues, expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to bad debts, materials and supplies obsolescence, investments, property, equipment and other long-lived assets, income taxes, workers’ injury claims, employment benefits and contingent liabilities. We base our estimates on historical experience and on various other assumptions we believe are reasonable under the circumstances. The results of these estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.
      We believe the following are our most critical accounting policies. These policies require significant judgments and estimates used in the preparation of our consolidated financial statements.
      Property and Equipment. Our property and equipment represent approximately 74% of our total assets as of December 31, 2004. We determine the carrying value of these assets based on our property and equipment accounting policies, which incorporate our estimates, assumptions and judgments relative to capitalized costs, useful lives and salvage values of our rigs. We review our property and equipment for impairment when events or changes in circumstances indicate that the carrying value of these assets or asset groups may be impaired or when reclassifications are made between property and equipment and assets held for sale as prescribed by the FASB’s Statement of Financial Accounting Standards (“SFAS”) 144, Accounting for Impairment or Disposal of Long-Lived Assets (“SFAS 144”). Asset impairment evaluations are based on estimated undiscounted cash flows for the assets being evaluated. Our estimates, assumptions and judgments used in the application of our property and equipment accounting policies reflect both historical experience and expectations regarding future industry conditions and operations. Using different estimates, assumptions and judgments, especially those involving the useful lives of our rigs and expectations regarding future industry conditions and operations, would result in different carrying values of assets and results of operations. For example, a prolonged downturn in the drilling industry in which utilization and dayrates were significantly reduced could result in an impairment of the carrying value of our drilling rigs.
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
      Provision for Income Taxes. Our tax provision is based on expected taxable income, statutory rates and tax planning opportunities available to us in the various jurisdictions in which we operate. Determination of taxable income in any jurisdiction requires the interpretation of the related tax laws. Our effective tax rate is expected to fluctuate from year to year as our operations are conducted in different taxing jurisdictions and the amount of pre-tax income fluctuates. Currently payable income tax expense represents either nonresident withholding taxes or the liabilities expected to be reflected on our income tax returns for the current year while the net deferred tax expense or benefit represents the changes in the balance of deferred tax assets and liabilities as reported on the balance sheet.
      Valuation allowances are established to reduce deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets will not be realized in the future. While we have considered estimated future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowances, changes in these estimates and assumptions, as well as changes in tax laws, could require us to adjust the valuation allowances for our deferred tax assets. These adjustments to the valuation allowance would impact our income tax provision in the period in which such adjustments are identified and recorded.
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
Results of Continuing Operations
      The following table sets forth our operating days, average rig utilization rates, average rig revenue per day, revenues and operating expenses by operating segment for the periods indicated:

	For the Years Ended December 31,

	2004	2003	2002

	(In millions, except per day data)
U.S. Gulf of Mexico Segment:
Operating days	4,134	4,388	3,061
Available days(a)	8,144	9,914	10,744
Utilization(b)	51%	44%	28%
Average rig revenue per day(c)	$34,200	$23,100	$21,500
Operating revenues	$141.2	$101.2	$65.7
Operating and maintenance expenses(d)	93.4	98.6	87.1
Depreciation	49.5	55.3	58.1
Impairment loss on long-lived assets	—	10.6	1.1
(Gain) loss on disposal of assets, net	(1.5)	(0.1)	0.1
Operating loss	(0.2)	(63.2)	(80.7)
U.S. Inland Barge Segment:
Operating days	4,764	4,558	4,392
Available days(a)	10,980	11,101	11,315
Utilization(b)	43%	41%	39%
Average rig revenue per day(c)	$22,200	$18,500	$19,900
Operating revenues	$105.9	$84.2	$87.5
Operating and maintenance expenses(d)	82.6	95.8	67.7
Depreciation	22.5	23.3	23.3
Gain on disposal of assets, net	(2.4)	(0.4)	(1.2)
Operating income (loss)	3.2	(34.5)	(2.3)
Other International Segment:
Operating days	2,097	2,007	1,648
Available days(a)	6,496	5,591	4,478
Utilization(b)	32%	36%	37%
Average rig revenue per day(c)	$35,000	$21,100	$21,000
Operating revenues	$73.3	$42.3	$34.6
Operating and maintenance expenses(d)	62.2	33.0	30.9
Depreciation	19.0	13.6	10.5
Impairment loss on long-lived assets	2.8	0.7	16.4
(Gain) loss on disposal of assets, net	(0.3)	(0.3)	0.1
Operating loss	(10.4)	(4.7)	(23.3)

	For the Years Ended December 31,

	2004	2003	2002

	(In millions, except per day data)
Delta Towing Segment:
Operating revenues	$31.0	—	—
Operating and maintenance expenses(d)	21.5	—	—
Depreciation	4.7	—	—
General and administrative expenses	4.2	—	—
Gain on disposal of assets	(2.3)	—	—
Operating income	2.9	—	—
Total Company:
Rig operating days	10,995	10,953	9,101
Rig available days(a)	25,620	26,606	26,537
Rig utilization(b)	43%	41%	34%
Average rig revenue per day(c)	$29,100	$20,800	$20,600
Operating revenues	$351.4	$227.7	$187.8
Operating and maintenance expenses(d)	259.7	227.4	185.7
Depreciation	95.7	92.2	91.9
General and administrative expenses	34.0	16.3	28.9
Impairment loss on long-lived assets	2.8	11.3	17.5
Impairment loss on goodwill	—	—	381.9
Gain on disposal of assets, net	(6.5)	(0.8)	(1.0)
Operating loss	(34.3)	(118.7)	(517.1)

(a)	Available days are the total number of calendar days in the period for all drilling rigs in our fleet.

(b)	Utilization is the total number of operating days in the period as a percentage of the total number of calendar days in the period for all drilling rigs in our fleet.

(c)	Average rig revenue per day is defined as revenue earned per operating day for the applicable segment, and as total U.S. Gulf of Mexico, U.S. Inland Barge and Other International revenues per rig operating days for “Total Company.”

(d)	Excludes depreciation, amortization and general and administrative expenses.
     Our consolidated results of operations for the year ended December 31, 2004 reflect the consolidation of our ownership interest in Delta Towing effective December 31, 2003 in accordance with FIN 46. Accordingly, our results for 2004 include revenues and expenses for Delta Towing. Prior to the adoption of FIN 46, we recorded our 25% interest in the results of Delta Towing as equity in income (loss) of joint venture in our consolidated statements of operations and also recognized interest income — related party related to Delta Towing’s notes payable to us. See “— Relationships with Variable Interest Entities” for a discussion of the effects of FIN 46 on our investment in Delta Towing.

Years Ended December 31, 2004 and 2003
      Revenues. Total revenues increased $123.7 million, or 54%, during 2004 as compared to 2003. The increase in revenues is primarily attributable to higher overall average rig revenue per day earned in 2004, and the inclusion of revenues from the operation of Delta Towing’s fleet of marine support vessels. Overall average rig revenue per day increased from $20,800 for 2003 to $29,100 for 2004. The increase in average rig revenue per day reflects the continued improvement of market conditions in the U.S. Gulf Coast, as well as the addition of two of our jackup rigs which began operating offshore Mexico in late 2003 and a jackup rig that recently completed its contract offshore Venezuela. Average rig utilization of 43% for 2004 is up slightly from 41% average rig utilization in 2003. The increased utilization is principally due to a decrease in total available rig operating days in the 2004 period as a result of the removal of five jackup rigs from drilling service in the second quarter of 2003, partially offset by the effect of lower land rig utilization in Venezuela during 2004.

      Revenues for our U.S. Gulf of Mexico segment increased $40.0 million, or 40%, during 2004 as compared to 2003. In 2004, we achieved higher average rig revenue per day for our jackup and submersible drilling fleet as a result of our success in obtaining contracts with our customers at higher dayrates in response to increased market demand and decreased jackup drilling rig supply in the U.S. Gulf of Mexico. Average revenue per day increased to $34,200 for 2004, up from $23,100 for 2003, which resulted in an additional $45.7 million in operating revenues for 2004 as compared to 2003. Results for 2004 also reflect higher utilization for our current rig fleet in this market, after giving effect to the transfers of the jackup drilling units THE 156, THE 205 and THE 206 to our Other International segment in the fourth quarter of 2003. This increase in utilization resulted in $8.9 million in additional rig revenues in 2004 as compared to 2003. The drilling units transferred to our Other International segment generated revenues of $14.6 million in 2003.
      Revenues for our U.S. Inland Barge segment increased $21.7 million, or 26%, in 2004 as compared to 2003, primarily due to higher average rig revenue per day. Average rig revenue per day increased from $18,500 for 2003 to $22,200 for 2004, as a result of our successful marketing efforts in negotiating higher dayrates for our fleet of inland barges during 2004. The increase in average rig revenue per day resulted in additional revenues of $17.9 million for 2004 as compared to 2003. This market has continued to improve in 2004 resulting in improved utilization of our inland barge fleet compared to utilization levels experienced beginning in the last half of 2003. Utilization of our inland barge fleet was 43% for 2004, as compared to 41% for 2003, which resulted in a $3.8 million increase in operating revenues in 2004.
      Revenues for our Other International segment were $73.3 million for 2004. The $31.0 million, or 73%, increase over operating revenues for 2003 reflects the operation of two of our jackup rigs, (THE 205 and THE 206), which began working offshore Mexico in late 2003 under long-term contracts and the operation of THE 156, which began operating under a multi-well contract with ConocoPhillips in late December 2003. The operation of these rigs in 2004 contributed an additional $41.9 million in operating revenues during 2004. The favorable contribution by these jackup rigs was partially offset by lower utilization for our land rigs in Venezuela and a platform rig in Trinidad that completed its contract in the third quarter of 2003. The lower utilization for our land rigs in Venezuela resulted in a $5.2 million decrease in operating revenues for 2004 as compared to 2003. Our platform rig, which was operating in Trinidad until the third quarter of 2003, generated $7.4 million of operating revenues in 2003.
      Our revenues for 2004 included $31.0 million related to the operation of Delta Towing’s fleet of U.S. marine support vessels.
      Operating and Maintenance Expenses. Total operating and maintenance expenses increased $32.3 million, or 14%, in 2004 as compared to operating expenses of $227.4 million for 2003. A decrease in operating expenses for our U.S. Gulf of Mexico and Inland Barge segments was offset by higher operating expenses in our Other International segment, primarily as a result of the three additional jackup rigs working in international locations in 2004 and the inclusion of $21.5 million in operating expenses related to Delta Towing. The decrease in operating expenses for our domestic segments for 2004 as compared to 2003, is primarily due to the transfer of three jackup drilling rigs from the U.S. Gulf of Mexico to international locations, the absence of one-time charges related to a well-control incident and a fire on two of our barge rigs and an insurance provision for damages sustained to the mat finger on one of our jackup rigs in 2003.
      Operating costs for our U.S. Gulf of Mexico segment declined $5.2 million, or 5%, in 2004 as compared to 2003, primarily due to the transfer of three of our jackup rigs to locations in Mexico and Venezuela in the fourth quarter of 2003 ($16.0 million) and an insurance provision in 2003 for damages sustained to one of our jackup rigs ($2.3 million). These favorable variances in operating costs were partly offset by higher costs for maintenance of our jackup rig fleet in the U.S. Gulf of Mexico ($6.1 million), increased labor costs ($2.7 million), higher reimbursable mobilization costs ($2.5 million), and increased personnel-related charges for labor and health benefits claims ($1.7 million) in 2004 as compared to 2003.
      Operating and maintenance expenses for our U.S. Inland Barge segment were $82.6 million for 2004 as compared to $95.8 million for 2003. Our results for 2003 included one-time charges of $7.5 million and $3.5 million related to a June 2003 well-control incident on Rig 62 and a September 2003 fire on Rig 20, respectively. The further decrease in operating expenses for this segment in 2004 as compared to 2003, was due primarily to lower operating costs related to support vessels and other equipment rentals ($3.6 million), lower write-downs of other receivables ($0.7 million) and lower personal injury claims ($0.5 million). These favorable decreases were partly offset by $3.1 million in higher maintenance costs in 2004.
      Operating costs for our Other International segment for 2004 increased $29.2 million as compared to 2003, primarily due to $23.7 million of additional operating expenses as a result of our jackup drilling operations in Mexico. Operating expenses in 2004 also included $10.1 million of costs related to the operation of THE 156 offshore Venezuela through the third quarter of 2004. Our results for this segment in 2003 included $5.5 million of additional operating costs related to our platform rig in Trinidad, which completed its contract in the third quarter of 2003. Our platform rig began operating under a new contract in Mexico in late December 2004.
      General and Administrative Expenses. General and administrative expenses were $34.0 million for 2004 as compared to $16.3 million for 2003. The $17.7 million increase in general and administrative expenses was due primarily to the inclusion of $10.6 million of stock compensation expense associated with post-IPO grants of stock options and restricted stock awards, $1.5 million in stock compensation expense related to the modification of Transocean stock options held by some of our employees, $4.2 million in general and administrative expenses for Delta Towing and $2.4 million in higher other overhead costs, primarily related to corporate insurance policies and professional fees. These unfavorable variances in general and administrative expenses in 2004, as compared to 2003, were partly offset by lower administrative charges of $1.0 million for 2004 under our transition services agreement with Transocean, which became effective in the third quarter of 2003. See “— Related Party Transactions — Allocation of Administrative Costs.”
      Impairment Loss on Long-Lived Assets. During the fourth quarter of 2004, we recorded a $2.8 million non-cash impairment charge related to our decision to decommission our three Venezuelan lake barges and to salvage any remaining useable equipment. During the second quarter of 2003, we recorded a non-cash impairment charge of $10.6 million resulting from our decision to take five jackup rigs out of drilling service and market the rigs for alternative uses. We do not anticipate returning these rigs to drilling service, as we believe it would be cost prohibitive to do so. In conjunction with these decisions, and in accordance with SFAS 144, the carrying value of these assets was adjusted to fair market value. The fair market value of the drilling equipment on board the lake barges and the non-drilling rigs was primarily based on third party valuations. Additionally in the second quarter of 2003, we recorded a $1.0 million non-cash impairment resulting from our determination that assets of entities in which we had an investment did not support our recorded investment. The impairment was determined and measured based upon the remaining book value of the assets and our assessment of the fair value at the time the decision was made. In December 2003, we received $0.3 million in proceeds from certain assets sold by the entities, which was recorded as a reduction to the impairment charge. The entities were liquidated in early 2004.
      Gain on Disposal of Assets, Net. During 2004, we realized gains on disposal of assets of $6.5 million, primarily related to the sale of six marine support vessels by Delta Towing ($2.3 million), the settlement of an October 2000 insurance claim for one of our jackup rigs ($1.5 million), and sales and disposals of used drill pipe ($2.1 million). Net gains (losses) on disposal of assets were not significant in 2003.
      Interest Expense. Third party interest expense and interest expense-related party decreased $39.0 million in 2004 as compared to 2003, primarily due to lower debt balances owed to third parties and Transocean, partly offset by $1.2 million in bank commitment fees related to our $75 million line of credit entered into in December 2003. In 2003, we repaid $15.2 million of third party debt and, in conjunction with the transfer of the Transocean Assets, we retired $529.7 million in related party debt payable to Transocean. Additionally, prior to the closing of our IPO, we completed a debt-for-equity exchange of all our remaining outstanding related party debt payable to Transocean.
      Loss on Retirement of Debt. In conjunction with the retirement of debt held by Transocean in 2003, we recorded losses on retirement of related party debt in 2003 of $79.5 million. In the first quarter of 2004, we wrote off the remaining balance of unamortized fees of approximately $1.9 million associated with the exchange of Transocean debt for our outstanding senior notes in March 2002 due to the retirement of the debt in conjunction with the IPO. See “— Related Party Transactions — Long-Term Debt — Transocean.”

      Impairment of Investment in and Advance to Joint Venture. Based on cash flow projections and industry conditions, we recorded a $21.3 million impairment of our notes receivable from Delta Towing during the second quarter of 2003. See “— Relationships with Variable Interest Entities.”
      Other, Net. Other expense, net was $2.8 million for 2003, including a $2.4 million loss on revaluation of our local currency in Venezuela. In January 2003, Venezuela implemented foreign exchange controls that limited our ability to convert local currency into U.S. dollars and transfer excess funds out of Venezuela. The exchange controls caused an artificially high value to be placed on the local currency. As a result, we recognized a loss on revaluation of the local currency into functional U.S. dollars during the second quarter of 2003. In 2004, other income, net included $1.7 million in foreign currency exchange gains.
      Income Tax Benefit. The income tax benefit of $12.5 million for 2004 reflects an effective tax rate (“ETR”) of 30.2%, as compared to $50.1 million for 2003, based on an ETR of 18.5%. The increased ETR is primarily the result of providing a valuation allowance on net operating losses generated in 2003. During 2003, we recorded a valuation allowance on net operating loss carry forwards and foreign tax credits generated during the year. In 2004, to the extent we utilized net operating losses carry forwards (“NOL’s”) to reduce taxable income, we owe Transocean for the utilization of these NOL’s, in accordance with the tax sharing agreement. As of December 31, 2004, accrued income taxes payable to Transocean under the tax sharing agreement was $8.4 million. See “— Related Party Transactions — Other Transactions Between Us and Transocean.”

Years Ended December 31, 2003 and 2002
      Revenue. Total revenue increased $39.9 million, or 21%, during 2003 as compared to 2002. Overall average revenue per day and utilization increased slightly from $20,600 and 34%, respectively, in 2002 to $20,800 and 41%, respectively, in 2003. The increase in average revenue per day and utilization reflects improving market conditions in the U.S. Gulf of Mexico, as well as the addition of two of our jackup rigs which began operating offshore Mexico in late 2003 and a jackup rig that is currently working offshore Venezuela.
      Revenue for our U.S. Gulf of Mexico segment increased $35.5 million in 2003 as compared to 2002. Increased utilization for our jackup and submersible fleet for 2003 as compared to the prior year, increased revenue by $30.3 million. Additionally, we were able to achieve a slightly higher average revenue per day in this market segment in 2003, as compared to 2002, which resulted in an additional $6.9 million of operating revenues. This segment’s results for 2002 included $1.7 million relating to a jackup rig that was transferred to Transocean in the second quarter of 2002.
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
      Operating and Maintenance Expenses. Operating and maintenance expenses increased $41.7 million, or 22%, in 2003, as compared to 2002. Operating expenses in 2003 increased approximately $31 million associated with an increase in overall average utilization and client reimbursable costs. Operating costs for 2003 also included one-time charges relating to a well-control incident and fire on two of our inland barges ($11.0 million), a write-down of other receivables ($3.6 million) and an insurance provision for damages sustained to the mat finger on jackup rig THE 207 ($2.3 million). These increased costs were partially offset by a decrease in the provision for doubtful accounts ($1.7 million) in 2003 as a result of the collection of amounts previously reserved, reduced expense relating to our insurance program in 2003 compared to 2002 ($2.9 million), lower expenses ($1.5 million) resulting from the transfer of a jackup rig to Transocean during the second quarter of 2002, and lower maintenance expenses related to our Trinidad operations.
      General and Administrative Expense. General and administrative expense decreased $12.6 million in 2003, as compared to 2002. This decrease in general and administrative expense was primarily attributable to lower allocations and charges from Transocean in 2003 for support provided related to the Transocean Assets ($8.3 million) since these assets had been sold or transferred prior to June 30, 2003 and a decrease in severance-related costs, other restructuring charges and compensation-related expenses incurred in 2002 ($4.4 million), with no comparable activity in 2003, associated with the late 2002 closure of our administrative office and warehouse in Louisiana and relocation of most of the operations and administrative functions to Houston, Texas. See “— Restructuring Charge.” Additionally, during 2002, we incurred $1.8 million of costs in connection with the exchange of our notes for Transocean Assets as more fully described in Note 6 of our consolidated financial statements included in Item 8 of this report. Partly offsetting these cost decreases were increased costs in 2003 related to the hiring of additional Houston-based staff to perform managerial and other administrative functions in connection with our anticipated separation from Transocean.
      Impairment Loss on Long-Lived Assets. During 2003, we recorded a non-cash impairment charge of $10.6 million resulting from our decision to take five jackup rigs out of drilling service and market the rigs for alternative uses. We do not anticipate returning these rigs to drilling service, as we believe it would be cost prohibitive to do so. As a result of this decision, and in accordance with SFAS 144, the carrying value of these assets was adjusted to fair market value. The fair market value of these units as non-drilling rigs was based on third party valuations. Additionally in 2003, we recorded a $1.0 million non-cash impairment resulting from our determination that assets of entities in which we have an investment did not support our recorded investment. The impairment was determined and measured based upon the remaining book value of the assets and our assessment of the fair value at the time the decision was made. These entities are currently in the process of being liquidated, and, in December 2003, we received $0.3 million in proceeds from certain assets sold by these entities, which was recorded as a reduction to the impairment charge.
      In 2002, we recorded non-cash impairment charges of $1.1 million relating to an asset held for sale. The impairment resulted from deterioration in market conditions and was determined and measured based on an estimate of fair market value derived from an offer from a potential buyer. In 2002, we also recorded non-cash impairment charges totaling $16.4 million relating to the reclassification of assets held for sale to assets held and used. The impairment of these assets resulted from management’s assessment that the assets no longer met the held for sale criteria under SFAS 144. In accordance with SFAS 144, the carrying value of these assets was adjusted to the lower of fair market value or carrying value adjusted for depreciation from the date the assets were classified as held for sale. The fair market value of the assets was based on third party valuations.
      Impairment Loss on Goodwill. As a result of our adoption of SFAS 142, Goodwill and Other Intangible Assets, as of January 1, 2002, goodwill is no longer amortized but reviewed at least annually for impairment. During the fourth quarter of 2002, we completed our annual impairment test and recognized a non-cash impairment of our remaining goodwill balance of $381.9 million. As of December 31, 2002, we had no goodwill balance. See Note 2 to our consolidated financial statements included in Item 8 of this report.
      Equity in Loss of Joint Ventures. In 2003, we recognized $6.5 million in equity losses related to our 25% ownership interest in Delta Towing as compared to equity losses of $3.2 million in 2002. The results for Delta Towing continue to be impacted by the downturn in the Gulf of Mexico oil and gas exploration and production market and related downturn in the energy services market, including the marine support vessel business, which has been slower to recover than other types of service providers. In addition, our 2003 results for Delta Towing include our share of a $2.5 million non-cash impairment charge on the carrying value of idle equipment recorded in the first quarter of 2003 and a December 2003 non-cash impairment charge of $1.9 million as a result of Delta Towing’s annual test of impairment of long-lived assets. See “— Relationships with Variable Interest Entities.”

      Our 2002 results reflect $0.5 million in earnings attributable to our other investments in unconsolidated affiliates, which were written off in 2003.
      Interest Income. Interest income decreased $32.7 million in 2003 as compared to 2002. Our 2002 results included $27.0 million of interest income related to our notes receivable from Transocean, which was repaid by Transocean in December 2002. In addition, we have previously recorded interest income related to our notes receivable from Delta Towing; however, in the second half of 2003 we established a reserve on interest earned on our notes receivable due to Delta Towing’s continued default on the notes. Interest income related to our notes receivable from Delta Towing decreased $3.3 million in 2003 as compared to 2002 as a result of this reserve. See “— Relationships with Variable Interest Entities” for a discussion of the effects of FIN 46 on our investment in Delta Towing.
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
      Loss on Retirement of Debt. In conjunction with the retirement of debt held by Transocean, we recorded a $79.5 million and $18.8 million loss on retirement of related party debt in 2003 and 2002, respectively. For a further discussion of these retirements, see “— Related Party Transactions” and Note 6 to our consolidated financial statements included in Item 8 of this report.
      Income Tax Benefit. The $24.5 million decrease in the income tax benefit for 2003 as compared to 2002 is the result of valuation allowances recorded on net operating loss carryforwards and foreign tax credits in 2003.
Discontinued Operations
      In July 2002, Transocean announced plans to divest its Shallow Water business through an initial public offering of TODCO common stock. During 2003, we completed the transfer to Transocean of the Transocean Assets, including all revenue-producing Transocean Assets. Accordingly, the Transocean Assets and related operations have been reflected as discontinued operations in our historical financial statements. See Note 21 to our consolidated financial statements included in Item 8 of this report for a discussion of discontinued operations.
Restructuring Charge
      In September 2002, we committed to a restructuring plan to consolidate some functions and offices. The plan resulted in the closure of an administrative office and warehouse in Louisiana and relocation of most of the operations and administrative functions previously conducted at that location to Houston, Texas. We established a liability of $1.2 million for the estimated severance-related costs associated with the involuntary termination of 57 employees pursuant to this plan. The charge was reported as operating and maintenance expense in our consolidated statements of operations for the year ended December 31, 2002. All severance-related costs were paid in 2002 and 2003. We do not currently expect other significant restructuring plans in the near term.
Cumulative Effect of a Change in Accounting Principle
      As a result of our adoption of FIN 46 as of December 31, 2003, we recognized a $0.8 million gain as a cumulative effect of a change in accounting principle related to our consolidation of Delta Towing. See “— Relationships with Variable Interest Entities.”
      During the year ended December 31, 2002, we recognized a non-cash impairment charge to goodwill of $1,363.7 million as a cumulative effect of a change in accounting principle related to the implementation of SFAS 142. Additionally, due to a general decline in market conditions and other factors, we recorded a $3,153.3 million impairment charge to goodwill related to our discontinued operations as a cumulative effect of a change in accounting principle. For a discussion of changes in accounting principle, see Note 2 to our consolidated financial statements included in Item 8 of this report.
Financial Condition
      At December 31, 2004 and December 31, 2003, we had total assets of $761.4 million and $778.2 million, respectively. The $16.8 million decrease in assets during 2004 is primarily attributable to depreciation of $95.7 million, $2.0 million in net amortization of deferred preparation and mobilization costs, the write-off of $1.9 million in unamortized consent fees associated with the Transocean debt exchange offers and other net decreases in assets of $2.4 million. These decreases in assets were partly offset by $3.5 million in deferred income tax assets recognized during 2004, a $10.6 million increase in amounts receivable from Transocean in recognition of the post-IPO business and tax indemnities, an increase of $14.1 million in accounts receivable, trade and other and $45.1 million in higher cash and cash equivalents. The increase in our accounts receivable and cash was directly attributable to our increasing day rates throughout the year. See “— Liquidity and Capital Resources.” Total assets by business segment were as follows for the periods indicated below:

	December 31,

	2004	2003	2002

U.S. Gulf of Mexico Segment	$354.1	$334.6	$447.8
U.S. Inland Barge Segment	160.8	170.4	210.6
Other International Segment	154.5	171.3	103.3
Delta Towing Segment	51.8	61.3	—
Corporate and Other(a)	40.2	40.6	1,465.5

Total assets	$761.4	$778.2	$2,227.2

(a)	Includes assets related to discontinued operations of $0.1 million and $995.9 million at December 31, 2003 and 2002, respectively.
     Working capital at December 31, 2004 was $61.2 million, as compared to a working capital deficit of $3.8 million at December 31, 2003. The increase in working capital during 2004 is primarily attributable to our operating results for the year ended December 31, 2004, combined with the effect of lower cash interest payments as the result of the retirement of debt in 2003 and the pre-IPO debt-for-equity exchanges with Transocean.
Liquidity and Capital Resources

Sources and Use of Cash
      The following discussion relates to our historical sources and uses of cash, which includes components from both continuing operations and discontinued operations resulting from our transfer of the Transocean Assets in 2003 and the retirement of the debt in conjunction with this transfer.
      2004 Compared to 2003. Net cash provided by operating activities was $57.7 million for the year ended December 31, 2004, as compared to $103.1 million in 2003. The $45.4 million decrease in net cash provided by operating activities is primarily attributable to lower adjustments to reconcile net loss as reported to net cash used in operating activities and less cash provided by changes in operating assets and liabilities, partly offset by a lower reported net loss for the year ended December 31, 2004 as compared to the year ended December 31, 2003. We reported a $257.4 million lower net loss in 2004, as compared to 2003, primarily due to the absence of net losses attributable to the Transocean Assets ($65.0 million) which were transferred to Transocean during 2003, a lower operating loss from continuing operations, lower net interest expense of $39.0 million and lower other non-cash charges in 2004. Total non-cash adjustments decreased $74.5 million for the year ended December 31, 2004, as compared to the year ended December 31, 2003. This was primarily the result of the loss on retirement of debt which was $77.6 million lower in 2004 compared to 2003 resulting from the debt related to the transfer of the Transocean Assets to Transocean in 2003, our impairment of advances to our joint venture with Delta Towing which resulted in a $21.3 million decrease and gains from disposal of assets in 2004, an unfavorable effect on cash flows of $15.5 million. These were partially offset by favorable changes of $12.1 million related to stock-based compensation expense associated with our post-IPO stock option grants and restricted stock awards, as well as the modification of the Transocean stock options held by TODCO employees. In addition, favorable changes in our deferred income taxes of $13.6 million, deferred income change of $9.8 million and deferred expense change of $16.9 million related to our deferred mobilization and contract preparation costs contributed to offset the unfavorable changes discussed above. Changes in operating assets and liabilities, net of effect of distributions to affiliates, resulted in a $4.3 million reduction in cash in 2004, compared to a $224.0 million contribution in 2003. This $228.3 million decrease is primarily the result of the transfer of the Transocean Assets to Transocean and the related settlement of outstanding balances with Transocean. In addition, higher revenues in the fourth quarter of 2004 resulted in a significantly higher receivable balance at year end when compared to year end 2003.
      Net cash provided by investing activities was $0.4 million for the year ended December 31, 2004 compared to $59.5 million for the same period in 2003. The $59.1 million decrease in net cash provided by investing activities relates primarily to the sales of the Transocean Assets to Transocean which were completed by the end of the second quarter of 2003.
      Net cash used in financing activities was $13.0 million for the year ended December 31, 2004, as compared to $245.5 million for the same period in 2003. Financing activities in 2004 included an increase in restricted cash of $11.9 million related to performance bonds for our Mexico operations and capital lease payments of $1.1 million. Cash used in financing activities for the year ended December 31, 2003 included $103.9 million in cash balances transferred to Transocean in connection with the sale and distribution of subsidiaries to Transocean, the net repayment of long-term advances from Transocean of $54.0 million and $89.1 million in repayments of other debt. See “— Related Party Transactions.”

Sources of Liquidity and Capital Expenditures
      Our cash flows from operations and asset sales were our primary sources of liquidity for the year ended December 31, 2004. Asset sales and our existing cash balances were our primary sources of liquidity for the year ended December 31, 2003.
      For the year ended December 31, 2004, our primary uses of cash were capital expenditures of $12.4 million related to upgrades and replacements of equipment, the use of $11.9 million for restricted cash to support our three performance bonds related to our Mexico operations and the retirement of amounts owed under capital lease obligations. Primary uses of cash for the year ended December 31, 2003 were debt repayments, including amounts due to Transocean, the transfer of cash balances in conjunction with the sale or distribution of Transocean Assets to Transocean and capital expenditures of $16.1 million for upgrades and replacements of equipment. At December 31, 2004, we had $65.1 million in cash and cash equivalents.
      We anticipate that we will rely primarily on internally generated cash flows to maintain liquidity. From time to time, we may also make use of our revolving line of credit for cash liquidity. In December 2003, we entered into a two-year $75 million floating-rate secured revolving credit facility that declined to $60 million in December 2004. There were no amounts outstanding under this credit facility at December 31, 2004 and 2003.
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

      Financial covenants include maintenance of the following:

•	a ratio of (1) current assets plus unused availability under the facility to (2) current liabilities (excluding specified subordinated liabilities owed to Transocean) of at least 1.2 to 1,

•	a ratio of total debt to total capitalization of not more than 20% (excluding specified subordinated liabilities owed to Transocean from debt but including those liabilities in total capitalization),

•	tangible net worth plus specified subordinated liabilities owed to Transocean of not less than the sum of (1) $425 million plus (2) to the extent positive, 50% of net income after December 31, 2003,

•	a ratio of (1) the orderly liquidation value of the drilling rigs securing the facility to (2) the amount of borrowings and letters of credit outstanding under the facility of not less than 3 to 1, and

•	in the event liquidity (defined as working capital (excluding specified subordinated liabilities owed to Transocean) plus availability under the facility) is less than $25 million, a ratio of (1) EBITDA minus capital expenditures during the preceding 12 fiscal months to (2) interest expense (excluding interest on specified subordinated debt owed to Transocean) during such period of not less than 2 to 1.
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
      In the third quarter of 2004, we entered into an unsecured line of credit with a bank in Venezuela that provides for a maximum of 4.5 million Venezuela Bolivars ($2.3 million U.S. dollars at the current exchange rate at December 31, 2004) in order to establish a source of local currency to meet our current obligations in Venezuela Bolivars. Each draw on the line of credit is denominated in Venezuela Bolivars and is evidenced by a 30-day promissory note that bears interest at the then market rate as designated by the bank. The promissory notes are pre-payable at any time. However, if not repaid within 30 days, the promissory notes automatically renew for an additional 30-day period at the then designated interest rate. There are no commitment fees payable on the unused portion of the line of credit, and the facility is terminable at will by the bank. At December 31, 2004, the Company had no borrowings outstanding under this line of credit.
      We expect capital expenditures to be approximately $15 million, without any rig activations, in 2005, primarily for rig refurbishments and the purchase of capital equipment. The timing and amounts we actually spend in connection with our plans to upgrade and refurbish other selected rigs, including rigs requiring substantial refurbishment, is subject to our discretion and will depend on our view of market conditions and our cash flows. We would expect capital expenditures to increase as market conditions improve. Our rigs requiring substantial refurbishment to be ready for service are noted in the tables in “Business — Drilling Rig Fleet.” From time to time we may review possible acquisitions of drilling rigs or businesses, joint ventures, mergers or other business combinations and may in the future make significant capital commitments for such purposes. Any such transactions could involve the issuance of a substantial number of additional shares or other securities or the payment by us of a substantial amount of cash. We would likely fund the cash portion, if any, of such transactions through cash balances on hand, the incurrence of additional debt, sales of assets, shares or other securities or a combination thereof. In addition, from time to time we may consider dispositions of drilling rigs. Our ability to fund capital expenditures would be adversely affected if conditions deteriorate in our business, we experience poor results in our operations or we fail to meet covenants under the revolving credit facility described above.
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

Contractual Obligations
      As of December 31, 2004, our scheduled debt maturities and other contractual obligations are presented in the table below with debt obligations presented at face value:

	For the Years Ended December 31,

			2006	2008
			to	to
	Total	2005	2007	2009	Thereafter

	(In millions)
Contractual Obligations
Debt	$23.6	$7.7	$—	$12.4	$3.5
Debt — Related Party	3.0	3.0	—	—	—
Operating Leases	4.2	1.3	1.8	0.5	0.6
Accrued Income Taxes — Related Party	8.4	8.4	—	—	—
Other	0.7	0.4	0.3	—	—

Total Contractual Obligations	$39.9	$20.8	$2.1	$12.9	$4.1

      Prior to our IPO in February 2004, we exchanged $488.1 million principal amount of our outstanding senior note obligations payable to Transocean for shares of our Class B common stock. See “— Related Party Transactions — Long-Term Debt — Transocean.”
      At December 31, 2004, we had other commitments that we are contractually obligated to fulfill with cash should the obligations be called. These obligations represent surety bonds that guarantee our performance as it relates to our drilling contracts, insurance, tax and other obligations in various jurisdictions. These obligations could be called at any time prior to their expiration dates. The obligations that are the subject of these surety bonds are geographically concentrated in the United States, Mexico and Venezuela.

	For the Years Ended December 31,

			2006	2008
			to	to
	Total	2005	2007	2009	Thereafter

	(In millions)
Other Commercial Commitments
Surety Bonds(a)	$17.1	$3.6	$4.9	$4.5	$4.1

(a)	Relates to bonds issued primarily in connection with our contracts with PEMEX and PDVSA.
Derivative Instruments
      We have established policies and procedures for derivative instruments that have been approved by our board of directors. These policies and procedures provide for the prior approval of derivative instruments by our Chief Financial Officer and periodic review by the Audit Committee of our board of directors. From time to time, we may enter into a variety of derivative financial instruments in connection with the management of our exposure to fluctuations in foreign exchange rates and interest rates. We do not plan to enter into derivative transactions for speculative purposes; however, for accounting purposes, certain transactions may not meet the criteria for hedge accounting.
      Gains and losses on foreign exchange derivative instruments that qualify as accounting hedges are deferred as accumulated other comprehensive income and recognized when the underlying foreign exchange exposure is realized. Gains and losses on foreign exchange derivative instruments that do not qualify as hedges for accounting purposes are recognized currently based on the change in market value of the derivative instruments. At December 31, 2004, we did not have any outstanding foreign exchange derivative instruments.
      From time to time, we may use interest rate swaps to manage the effect of interest rate changes on future income. Interest rate swaps would be designated as a hedge of underlying future interest payments and would not be used for speculative purposes. The interest rate differential to be received or paid under the swaps is recognized over the lives of the swaps as an adjustment to interest expense. If an interest rate swap is terminated, the gain or loss is amortized over the life of the underlying debt. At December 31, 2004, we did not have any outstanding interest rate swaps.
Relationships with Variable Interest Entities
      We own a 25% equity interest in Delta Towing, which was formed to own and operate our U.S. marine support vessel business consisting primarily of shallow water tugs, crewboats and utility barges. We contributed this business to Delta Towing in return for a 25% ownership interest and secured notes issued by Delta Towing with a face value of $144.0 million. No value was assigned to the ownership interest in Delta Towing. The note agreement was subsequently amended to provide for a $4.0 million, three-year revolving credit facility which has since been cancelled. Delta Towing’s property and equipment, with a net book value of $40.8 million at December 31, 2004, are collateral for our notes receivable from Delta Towing. The remaining 75% ownership interest is held by Beta Marine Services, L.L.C. (“Beta Marine”), which also loaned Delta Towing $3.0 million. See “— Related Party Transactions — Long-Term Debt — Beta Marine.”
      As a result of its issuance of notes to us, Delta Towing is highly leveraged. In January 2003, Delta Towing defaulted on the notes by failing to make its scheduled quarterly interest payments and remains in default as a result of its continued failure to make its quarterly interest payments, as well as a scheduled principal repayment due in January 2004. As a result of our continued evaluation of the collectibility of the notes, we recorded a $21.3 million impairment of the notes in June 2003 based on Delta Towing’s discounted cash flows over the terms of the notes, which deteriorated in the second quarter of 2003 as a result of the continued decline in Delta Towing’s business outlook. As permitted by the notes in the event of default, we began offsetting a portion of the amount owed by us to Delta Towing against the interest due under the notes. Additionally, in the third quarter of 2003, we established a $1.6 million reserve for interest income earned during the quarter on the notes receivable.
      In January 2003, the FASB issued FIN 46 which requires that an enterprise consolidate a variable interest entity (“VIE”) if the enterprise has a variable interest that will absorb a majority of the entity’s expected losses and/or receives a majority of the entity’s expected residual returns as a result of ownership, contractual or other financial interests in the entity, if such loss or residual return occurs. If one enterprise absorbs a majority of a VIE’s expected losses and another enterprise receives a majority of that entity’s expected residual returns, the enterprise absorbing a majority of the expected losses is required to consolidate the VIE and will be deemed the primary beneficiary for accounting purposes.
      Under FIN 46, Delta Towing is considered a VIE because its equity is not sufficient to absorb the joint venture’s expected future losses. TODCO is deemed to be the primary beneficiary of Delta Towing for accounting purposes because we have the largest percentage of investment at risk through the secured notes held by us and would thereby absorb the majority of the expected losses of Delta Towing. We have consolidated Delta Towing as of December 31, 2003. As of December 31, 2003, the consolidation of Delta Towing resulted in an increase in our net assets and a corresponding gain of $0.8 million which was presented as a cumulative effect of a change in accounting principle in our 2003 consolidated statement of operations.
      As of December 31, 2004 and 2003, we have eliminated in consolidation all intercompany account balances with Delta Towing as a result of the adoption of FIN 46, as well as the elimination of all intercompany transactions during the year ended December 31, 2004.
      Prior to December 31, 2003, we accounted for our investment in Delta Towing under the equity method and recorded $6.6 million and $3.2 million in equity losses for the years ended December 31, 2003 and 2002, respectively, as a reduction in the carrying value of Delta Towing’s notes receivable held by us. In addition, during the years ended December 31, 2002 and 2003, we earned interest income of $6.6 million and $3.3 million, respectively, on interest-bearing debt due from Delta Towing.
      During the year ended December 31, 2003 Delta Towing repaid approximately $1.8 million in related party debt owed to us.

      As part of the formation of the joint venture on January 31, 2001, we entered into a charter arrangement with Delta Towing under which we committed to charter for a period of 2.5 years from date of delivery 10 crewboats then under construction, all of which were in service as of December 31, 2004. We also entered into an alliance agreement with Delta Towing under which we agreed to treat Delta Towing as a preferred supplier for the provision of marine support services. During the year ended December 31, 2003, we incurred charges totaling $11.7 million from Delta Towing for services rendered which were reflected in operating and maintenance expense — related party. During the year ended December 31, 2002, we incurred charges totaling $10.7 million from Delta Towing for services rendered, of which $1.6 million was rebilled to our customers and $9.1 million was reflected in operating and maintenance expense — related party.
      The creditors of Delta Towing have no recourse to our general credit.
Related Party Transactions

Long-Term Debt — Beta Marine
      In connection with the acquisition of the marine business, Delta Towing entered into a $3.0 million note agreement with Beta Marine dated January 30, 2001. The note bears interest at 8%, payable quarterly. In January 2004, Delta Towing failed to make its scheduled principal payment to Beta Marine. The $3.0 million principal amount of the note payable has been classified as a current obligation in our consolidated balance sheet. During 2004, Delta Towing repaid a portion of accrued interest payable to Beta Marine from proceeds from the sales of marine vessels. We have no obligation to fund this debt on behalf of Delta Towing. Interest expense related to the note payable to Beta Marine was $0.3 million for the year ended December 31, 2004.

Allocation of Administrative Costs
      Transocean has historically provided specified administrative support to us. Transocean has charged us a proportional share of its administrative costs based on estimates of the percentage of work each Transocean department performs for us. The amount of expense allocated to us was $1.4 million and $9.7 million for the years ended December 31, 2003 and 2002, respectively, and was classified as general and administrative — related party expense. Following the IPO, some of these functions were provided to us under the transition services agreement with Transocean. Charges under the transition services agreement amounted to $0.4 million for the year ended December 31, 2004 and are reported as general and administrative — related party expense. Transocean no longer provides significant services to us.

Long-Term Debt — Transocean
      We were party to a $1.8 billion two-year revolving credit agreement (the “Transocean Revolver”) with Transocean, dated April 6, 2001. During the years ended December 31, 2003 and 2002, we recognized $0.8 million and $1.8 million, respectively, in interest expense related to the Transocean Revolver. On April 6, 2003, the approximately $81.2 million then outstanding under the Transocean Revolver was converted to a 2.76% fixed rate promissory note issued by us to Transocean which was scheduled to mature on April 6, 2005. This note was cancelled in 2003 in connection with a series of transactions.
      In March 2002, together with Transocean, we completed exchange offers and consent solicitations for our 6.5%, 6.75%, 6.95%, 7.375%, 9.125% and 9.5% Senior Notes (the “Exchange Offer”). As a result of the Exchange Offer, Transocean exchanged approximately $234.5 million, $342.3 million, $247.8 million, $246.5 million, $76.9 million and $289.8 million principal amount of our outstanding 6.5%, 6.75%, 6.95%, 7.375%, 9.125% and 9.5% Senior Notes, respectively (the “Exchanged Notes”), for newly-issued Transocean notes having the same principal amount, interest rate, redemption terms and payment and maturity dates. As of December 31, 2004, we had approximately $7.7 million, $2.2 million, $3.5 million and $10.2 million principal amount of the 6.75%, 6.95%, 7.375% and 9.5% Senior Notes, respectively, outstanding that were not exchanged in the Exchange Offer. Both the exchanged notes and the notes not exchanged remained our obligation. As a result of the consent payments made in connection with the Exchange Offer, interest expense for 2003 and 2002 increased by approximately $0.5 million and $1.3 million, respectively.

      In December 2002, we repurchased all of the approximately $234.5 million and $76.9 million principal amount outstanding of our 6.5% and 9.125% Exchanged Notes held by Transocean, respectively, and approximately $189.8 million principal amount outstanding of our 6.75% Exchanged Notes held by Transocean plus accrued and unpaid interest. We recorded a net after-tax loss of $12.2 million in conjunction with the repurchase of these notes. We funded the repurchase from cash received from Transocean’s repayment of approximately $518.0 million aggregate principal amount of outstanding notes receivable plus accrued and unpaid interest.
      During 2003, we sold to Transocean, in separate transactions, our investment in Arcade Drilling AS, Cliffs Platform Rig 1, our 50% interest in Deepwater Drilling LLC, our 60% interest in Deepwater Drilling II LLC and our membership interests in R&B Falcon Drilling (International & Deepwater) Inc. LLC. As consideration for the sale of these assets, Transocean cancelled $529.7 million principal amount outstanding of the Exchanged Notes.
      The book value of the Exchanged Notes was $522.0 million at December 31, 2003 and $980.1 million at December 31, 2002. We recognized $42.7 million and $77.9 million in interest expense related to these notes for the years ended December 31, 2003 and 2002, respectively.
      In February 2004, prior to the closing of our IPO, we exchanged $45.8 million in principal amount of our outstanding 7.375% Exchanged Notes held by Transocean Holdings, plus accrued interest thereon, for 359,638 shares of our Class B common stock (4,367,714 shares of Class B common stock after giving effect to the stock dividend). See “— Other Transactions Between Us and Transocean.” Immediately following this exchange, we exchanged $152.5 million and $289.8 million principal amount of our outstanding 6.75% and 9.5% Exchanged Notes, respectively, held by Transocean, plus accrued interest thereon, for 3,580,768 shares of our Class B common stock (43,487,535 shares of Class B common stock after giving effect to the stock dividend). The determination of the number of shares issued in the exchange transactions was based on a method that took into account the IPO price of $12.00 per share. The net effect of these transactions was to decrease notes payable — related party and interest payable — related party by $528.9 million with an offsetting increase in common stock of $0.5 million and additional paid-in capital of $528.4 million. There were no Exchanged Notes payable to Transocean outstanding at December 31, 2004. We recognized $3.1 million in interest expense — related party associated with these notes prior to their cancellation in February 2004.
      In connection with the Exchange Offer, we made an aggregate of $8.3 million in consent payments to holders of our notes that were exchanged. The consent payments were amortized as an increase to interest expense over the remaining term of the respective exchanged notes using the interest method and such amortization totaled $0.5 million and $1.3 million for the years ended December 31, 2003 and 2002, respectively. In connection with the retirement of the Exchanged Notes prior to the completion of the IPO, we expensed the remaining balance of these deferred consent fees of approximately $1.9 million in February 2004, which has been reflected as a loss on retirement of debt in our consolidated statement of operations for the year ended December 31, 2004.

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

Other Transactions Between Us and Transocean
      In February 2004, we recorded an equity transaction related to net liabilities related to Transocean’s business of $0.4 million for which legal title had not been transferred to Transocean as of the IPO date in accordance with the business indemnity between us and Transocean. The indemnification by Transocean was recorded as a credit to additional paid-in capital with a corresponding offset to a related party receivable from Transocean.

      As part of the tax sharing agreement, we must pay Transocean for substantially all pre-closing income tax benefits utilized or deemed to have been utilized subsequent to the closing of the IPO. Accordingly, we recorded an equity transaction in 2004 to eliminate the valuation allowance associated with the pre-closing tax benefits and reflect the associated liability to Transocean for the pre-closing tax benefits as a corresponding obligation within the deferred income tax asset accounts. The net effect was a $181.4 million reduction in additional paid-in capital.
      In addition, Transocean agreed to indemnify us for certain tax liabilities that existed as of the IPO date which are currently estimated to be $10.3 million. We recorded the tax indemnification by Transocean as a credit to additional paid-in capital with a corresponding offset to a related party receivable from Transocean.
Cautionary Statement About Forward — Looking Statements
      This report contains both historical and forward-looking statements. All statements other than statements of historical fact are, or may be deemed to be, forward-looking statements. Forward-looking statements include information concerning our possible or assumed future financial performance and results of operations, including statements about the following subjects:

•	our strategy,

•	improvement in the fundamentals of the oil and gas industry,

•	the supply and demand imbalance in the oil and gas industry,

•	the correlation between demand for our rigs and our earnings and customers’ expectations of energy prices,

•	our plans, expectations and any effects of focusing on marine assets and drilling for natural gas along the U.S. Gulf Coast, pursuing efficient, low-cost operations and a disciplined approach to capital spending, maintaining high operating standards and maintaining a conservative capital structure,

•	the emergence of the drilling industry from a low point in the cycle,

•	estimated tax benefits and estimated payments under our tax sharing agreement with Transocean,

•	expected capital expenditures,

•	expected general and administrative expense,

•	refurbishment costs,

•	our ability to take advantage of opportunities for growth and our ability to respond effectively to market downturns,

•	sufficiency of funds for required capital expenditures, working capital and debt service,

•	deep gas drilling opportunities,

•	operating standards,

•	payment of dividends,

•	competition for drilling contracts,

•	matters relating to derivatives,

•	matters related to our letters of credit and surety bonds,

•	future restructurings,

•	matters relating to our future transactions, agreements and relationship with Transocean,

•	payments under agreements with Transocean,

•	interests conflicting with those of Transocean,

•	results and effects of legal proceedings,

•	future utilization rates,

•	future dayrates, and

•	expectations regarding improvements in offshore drilling activity, demand for our drilling rigs, our plan to operate primarily in the U.S. Gulf Coast, operating revenues, operating and maintenance expense, insurance expense and deductibles, interest expense, debt levels and other matters with regard to outlook.
      Forward-looking statements in this report are identifiable by use of the following words and other similar expressions:

•	“anticipate,”

•	“believe,”

•	“budget,”

•	“could,”

•	“estimate,”

•	“expect,”

•	“forecast,”

•	“intent,”

•	“may,”

•	“might,”

•	“plan,”

•	“potential,”

•	“predict,”

•	“project,” and

•	“should.”
      The following factors could affect our future results of operations and could cause those results to differ materially from those expressed in the forward-looking statements included in this prospectus:

•	worldwide demand for oil and gas,

•	exploration success by producers,

•	demand for offshore and inland water rigs,

•	our ability to enter into and the terms of future contracts,

•	labor relations,

•	political and other uncertainties inherent in non-U.S. operations (including exchange controls and currency fluctuations),

•	the impact of governmental laws and regulations,

•	the adequacy of sources of liquidity,

•	uncertainties relating to the level of activity in offshore oil and gas exploration and development,

•	oil and natural gas prices (including U.S. natural gas prices),

•	competition and market conditions in the contract drilling industry,

•	work stoppages,

•	the availability of qualified personnel,

•	operating hazards,

•	war, terrorism and cancellation or unavailability of insurance coverage,

•	compliance with or breach of environmental laws,

•	the effect of litigation and contingencies,

•	our inability to achieve our plans or carry out our strategy,

•	the matters discussed in “Risk Factors,” and

•	other factors discussed in this report.
      Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those indicated. You should not place undue reliance on forward-looking statements. Each forward-looking statement speaks only as of the date of the particular statement, and we undertake no obligation to publicly update or revise any forward-looking statements.
Item 7A.                           Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
      The table below presents scheduled debt maturities and related weighted-average interest rates for each of the years ending December 31, relating to debt obligations as of December 31, 2004:

	Scheduled Maturity Date							Fair Value at
								December 31,
	2005	2006	2007	2008	2009	Thereafter	Total	2004

	(In millions, except interest rate percentages)
Total Debt
Fixed Rate(a)	$10.7	$—	$—	$12.4	$—	$3.5	$26.6	$27.6
Average interest rate	7.1%	—	—	9.1%	—	7.4%	8.0%

(a)	Expected maturity amounts are based on the face value of debt and do not reflect fair market value of debt.
     At December 31, 2004, we had no variable rate debt outstanding and as such interest expense had no exposure to changes in interest rates. However, a large part of our cash investments would earn commensurately higher rates of return if interest rates increase. Using December 31, 2004 cash investment levels, a one percent increase in interest rates would result in approximately $0.7 million of additional interest income per year.
Foreign Exchange Risk
      Our international operations in Mexico, Trinidad and Venezuela expose us to foreign exchange risk. We use a variety of techniques to minimize the exposure to foreign exchange risk. Our primary foreign exchange risk management strategy involves structuring customer contracts to provide for payment in both U.S. dollars and local currency. The payment portion denominated in local currency is based on anticipated local currency requirements over the contract term. We may also use foreign exchange derivative instruments or spot purchases. We do not enter into derivative transactions for speculative purposes. At December 31, 2004, we did not have any outstanding foreign exchange contracts.
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
      In the second quarter of 2003, we established a currency valuation allowance of $2.4 million pertaining to cash and receivables in Venezuela in order to adjust our Venezuelan financial assets to net realizable value as of June 30, 2003. This valuation allowance was deemed necessary due to the continuing political instability in Venezuela and the continuation of foreign exchange controls, which limit our ability to convert local currency into U.S. dollars and transfer excess funds out of Venezuela. In September 2004, we reversed $0.7 million of the currency valuation allowance that was no longer deemed necessary due to a sustained decrease in the net carrying value of assets denominated in the local currency in 2004, primarily as a result of an agreement with our primary customer in Venezuela to pay the majority of the U.S. dollar denominated accounts receivable in U.S. dollars to one of our banks in the United States. On March 3, 2005, Venezuela increased the official exchange rate from 1,920 bolivars/1 U.S. dollar to 2,150 bolivars/1 U.S. dollar. We do not anticipate that this change in exchange rate will have a material effect on our consolidated results of operations, financial condition or cash flows.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Stockholders and Board of Directors
TODCO
      We have audited the accompanying consolidated balance sheets of TODCO and Subsidiaries as of December 31, 2004 and 2003 and the related consolidated statements of operations, comprehensive loss, equity and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of TODCO and Subsidiaries at December 31, 2004 and 2003, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
      As discussed in Note 2 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards (“SFAS”) 142 effective January 1, 2002, SFAS 123 effective January 1, 2003 and Financial Accounting Standards Board Interpretation No. 46 effective December 31, 2003.

/s/ ERNST & YOUNG LLP
Houston, Texas
February 11, 2005

TODCO AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,

	2004	2003

	(In millions, except
	share data)
ASSETS
Cash and cash equivalents	$65.1	$20.0
Accounts receivable Trade	67.2	52.3
Related party	11.5	0.9
Other	3.8	4.6
Supplies	4.3	4.5
Deferred income taxes	3.5	—
Other current assets	2.5	3.2
Current assets related to discontinued operations	—	0.1

Total current assets	157.9	85.6

Property and equipment	920.8	924.9
Less accumulated depreciation	353.6	264.0

Property and equipment, net	567.2	660.9

Other assets	36.3	31.7

Total assets	$761.4	$778.2

LIABILITIES AND STOCKHOLDERS’ EQUITY
Trade accounts payable	$20.6	$24.7
Accrued income taxes	10.6	11.1
Accrued income taxes — related party	8.4	—
Debt due within one year	8.2	1.2
Debt due within one year — related party	3.0	3.0
Interest payable — related party	0.2	4.3
Other current liabilities	45.5	44.6
Current liabilities related to discontinued operations	0.2	0.5

Total current liabilities	96.7	89.4

Long-term debt	17.2	25.6
Long-term debt — related party	—	522.0
Deferred income taxes	163.6	—
Other long-term liabilities	3.3	3.5

Total long-term liabilities	184.1	551.1

Commitments and contingencies
Preferred stock, $0.01 par value, 50,000,000 shares authorized, none outstanding	—	—
Common stock, Class A, $0.01 par value, 500,000,000 shares authorized, 60,300,746 shares and none outstanding at December 31, 2004 and 2003, respectively	0.6	—
Common stock, Class B, $0.01 par value, 260,000,000 shares authorized, none and 12,144,751 shares issued and outstanding at December 31, 2004 and 2003, respectively	—	0.1
Additional paid-in capital	6,510.0	6,136.3
Retained deficit	(6,027.5)	(5,998.7)
Unearned compensation	(2.5)	—

Total stockholders’ equity	480.6	137.7

Total liabilities and stockholders’ equity	$761.4	$778.2

See accompanying notes.

TODCO AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,

	2004	2003	2002

	(In millions, except
	per share amounts)
Operating revenues	$351.4	$227.7	$187.8
Costs and expenses
Operating and maintenance	259.7	215.7	176.6
Operating and maintenance — related party	—	11.7	9.1
Depreciation	95.7	92.2	91.9
General and administrative	33.6	14.9	19.2
General and administrative — related party	0.4	1.4	9.7
Impairment loss on long-lived assets	2.8	11.3	399.4
Gain on disposal of assets, net	(6.5)	(0.8)	(1.0)

	385.7	346.4	704.9
Operating loss	(34.3)	(118.7)	(517.1)
Other income (expense), net
Equity in loss of joint ventures	—	(6.6)	(2.7)
Interest income	0.6	0.6	3.0
Interest income — related party	—	3.3	33.6
Interest expense	(4.1)	(3.0)	(22.4)
Interest expense — related party	(3.4)	(43.5)	(79.7)
Loss on retirement of debt	(1.9)	(79.5)	(18.8)
Impairment of investment in and advance to joint venture	—	(21.3)	—
Other, net	1.8	(2.8)	0.3

	(7.0)	(152.8)	(86.7)
Loss from continuing operations before income taxes, minority interest and cumulative effect of a change in accounting principle	(41.3)	(271.5)	(603.8)
Income tax benefit	(12.5)	(50.1)	(74.6)
Minority interest	—	0.6	(0.1)

Loss from continuing operations before cumulative effect of a change in accounting principle	(28.8)	(222.0)	(529.1)
Discontinued operations:
Loss from operations of discontinued segment	—	(43.9)	(480.8)
Income tax expense	—	19.9	27.6
Minority interest	—	1.2	3.7

Net loss from discontinued operations before cumulative effect of a change in accounting principle	—	(65.0)	(512.1)
Loss before cumulative effect of a change in accounting principle	(28.8)	(287.0)	(1,041.2)
Cumulative effect of a change in accounting principle — continuing operations	—	0.8	(1,363.7)
Cumulative effect of a change in accounting principle — discontinued operations	—	—	(3,153.3)

Net loss	$(28.8)	$(286.2)	$(5,558.2)

Net loss per common share basic and diluted
Continuing operations	$(0.52)	$(18.28)	$(43.57)
Discontinued operations	—	(5.35)	(42.16)
Cumulative effect of a change in accounting principle	—	0.07	(371.92)

Net loss per common share basic and diluted	$(0.52)	$(23.56)	$(457.65)

Weighted average common shares outstanding:
Basic and diluted	55.6	12.1	12.1

See accompanying notes.

TODCO AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Year Ended December 31,

	2004	2003	2002

	(In millions)
Net loss	$(28.8)	$(286.2)	$(5,558.2)

Other comprehensive income
Change in share of unrealized income in unconsolidated joint venture’s accumulated other comprehensive income (net of tax expense of $1.1 and $0.1 for each of the years ended December 31, 2003 and 2002, respectively)	—	2.0	0.3

Other comprehensive income	—	2.0	0.3

Total comprehensive loss	$(28.8)	$(284.2)	$(5,557.9)

See accompanying notes.

TODCO AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY

	Common Stock
						Accumulated
						Other
	Class A		Class B		Additional	Comprehensive
					Paid-In	Income	Retained	Unearned	Total
	Shares	Amount	Shares	Amount	Capital	(Loss)	Deficit	Compensation	Equity

	(In millions)
Balance at December 31, 2001	—	$—	12.1	$0.1	$6,652.8	$(2.3)	$(154.1)	$—	$6,496.5
Net loss							(5,558.2)		(5,558.2)
Net distributions to parent					(376.8)				(376.8)
Tax benefit from options exercised					0.3				0.3
Change in other comprehensive loss related to unconsolidated joint venture						0.3			0.3
Other							(0.2)		(0.2)

Balance at December 31, 2002	—	—	12.1	0.1	6,276.3	(2.0)	(5,712.5)	—	561.9
Net loss							(286.2)		(286.2)
Net distributions to parent					(224.6)				(224.6)
Equity contribution from parent					84.6				84.6
Change in other comprehensive loss related to unconsolidated joint venture						2.0			2.0

Balance at December 31, 2003	—	—	12.1	0.1	6,136.3	—	(5,998.7)	—	137.7
Net loss							(28.8)		(28.8)
Debt for equity exchange			47.9	0.5	528.4				528.9
Conversion of common stock from Class B to Class A	60.0	0.6	(60.0)	(0.6)					—
Distributions to parent					(181.4)				(181.4)
Equity contributions from parent					13.6				13.6
Issuance of restricted stock, net of forfeitures	0.3	—			4.4			(4.4)	—
Stock options granted					8.7				8.7
Amortization of unearned compensation								1.9	1.9

Balance at December 31, 2004	60.3	$0.6	—	$—	$6,510.0	$—	$(6,027.5)	$(2.5)	$480.6

See accompanying notes.

TODCO AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	2004	2003	2002

	(In millions)
Cash Flows from Operating Activities — Continuing Operations and Discontinued Operations
Net loss	$(28.8)	$(286.2)	$(5,558.2)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Cumulative effect of a change in accounting principle	—	(0.8)	4,517.0
Depreciation	95.7	102.5	169.3
Impairment loss on goodwill	—	—	932.2
Deferred income taxes	(21.3)	(34.9)	(56.5)
Stock-based compensation expense	12.1	—	—
Equity in earnings of joint ventures	—	1.1	(3.6)
Net (gain) loss from disposal of assets	(6.5)	9.1	2.9
Impairment loss on long-lived assets	2.8	11.3	55.4
Amortization of debt fair value adjustments	0.2	(3.0)	(10.6)
Deferred income, net	4.3	(5.5)	(2.9)
Deferred expenses, net	1.6	(15.3)	0.7
Loss from retirement of debt	1.9	79.5	18.8
Impairment of investment in and advance to joint venture	—	21.3	—
Changes in operating assets and liabilities, net of effects of distributions to related parties
Accounts receivable, net	(13.9)	41.2	106.0
Accounts payable and other current liabilities	(6.3)	(19.1)	(45.5)
Accounts receivable/payable to related party, net	5.0	202.9	(116.8)
Income taxes receivable/payable, net	7.9	(4.2)	(7.9)
Other, net	3.0	3.2	13.8

Net cash provided by operating activities	57.7	103.1	14.1

Cash Flows from Investing Activities — Continuing Operations and Discontinued Operations
Capital expenditures	(12.4)	(16.1)	(17.7)
Proceeds from settlement of notes receivable from related party	—	—	518.0
Proceeds from disposal of assets, net	12.8	75.0	53.4
Joint ventures and other investments, net	—	0.6	2.1

Net cash provided by investing activities	0.4	59.5	555.8

Cash Flows from Financing Activities — Continuing Operations and Discontinued Operations
Net proceeds from long-term debt with related party	—	(54.0)	47.3
Repayments on other debt instruments	—	(89.1)	(38.6)
Repayments on other debt instruments to related party	—	—	(529.2)
Cash of subsidiaries at disposition to affiliates	—	(103.9)	(10.4)
Exchange offer consent payments	—	—	(8.3)
Increase in restricted cash	(11.9)	—	—
Other, net	(1.1)	1.5	3.7

Net cash used in financing activities	(13.0)	(245.5)	(535.5)

Net increase (decrease) in cash and cash equivalents	45.1	(82.9)	34.4
Cash and cash equivalents at beginning of period — continuing operations and discontinued operations	20.0	102.9	68.5

Cash and cash equivalents at end of period — continuing operations and discontinued operations	$65.1	$20.0	$102.9

See accompanying notes.

TODCO
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 —	Nature of Business
      TODCO (together with its subsidiaries and predecessors, unless the context requires otherwise, the “Company,” “we” or “our”), is a leading provider of contract oil and gas drilling services, primarily in the United States (“U.S.”) Gulf of Mexico shallow water and inland marine region, an area referred to as the U.S. Gulf Coast. The Company owns, has partial ownership interests in or operates 65 drilling rigs, consisting of 24 jackup rigs, 28 barge rigs, three submersible rigs and one platform rig, and nine land rigs in Venezuela. The Company contracts its drilling rigs, related equipment and work crews primarily on a dayrate basis to drill oil and natural gas wells.
      Effective January 31, 2001, a merger transaction between the Company and Transocean Inc. (“Transocean”) was completed (the “Transocean Merger”). A change of control occurred and the Company became an indirect wholly owned subsidiary of Transocean.
      In July 2002, Transocean announced plans to divest its Gulf of Mexico shallow and inland water (“Shallow Water”) business through an initial public offering of the Company. During 2003, the Company completed the transfer to Transocean of all assets not related to its Shallow Water business (“Transocean Assets”), including the transfer of all revenue-producing Transocean Assets. Accordingly, the Transocean Assets and related operations have been reflected as discontinued operations in the Company’s historical financial statements and notes thereto. The Company’s historical financial statements and the notes thereto have been restated for the effect of discontinued operations for all periods presented, except for the statement of cash flows and related Note 11 for which restatement is not required. See Note 21.
      In February 2004, the Company completed an initial public offering, with Transocean selling 13,800,000 shares of its TODCO Class A common stock (the “IPO”). Secondary stock offerings were completed in September 2004 and December 2004 where Transocean sold an additional 17,940,000 and 14,950,000 shares, respectively, of TODCO Class A common stock. At the closing of the December 2004 secondary stock offering, Transocean converted all of its unsold shares of Class B common stock into an equal number of shares of Class A common stock. As a result of the above transactions, at December 31, 2004, Transocean owns 13,310,000 shares or approximately 22 percent of the outstanding Class A common stock of the Company. As a result of the conversion, no Class B common stock is outstanding as of December 31, 2004. The Company received no proceeds from the IPO or the secondary stock offerings. See Note 3.

Note 2 —	Summary of Significant Accounting Policies and Basis of Consolidation
      Basis of Consolidation — Intercompany transactions and accounts have been eliminated. For investments in joint ventures that either do not meet the criteria of being a variable interest entity or where the Company is not deemed to be the primary beneficiary for accounting purposes, the equity method of accounting is used where the Company’s ownership in the joint venture is between 20 percent and 50 percent and for investments in joint ventures where more than 50 percent is owned and the Company does not have control of the joint venture. The cost method of accounting is used for investments in joint ventures where the Company’s ownership is less than 20 percent and the Company does not have significant influence over the joint venture. For investments in joint ventures that meet the criteria of a variable interest entity and where the Company is deemed to be the primary beneficiary for accounting purposes, such entities are consolidated (see Variable Interest Entities).
      Accounting Estimates — The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and disclosure of contingent assets and liabilities. The Company evaluates its estimates on an ongoing basis, including those related to bad debts, materials and supplies obsolescence, investments, property and equipment and other long-lived assets, income taxes, personal injury claim liabilities, employment benefits and contingent liabilities. The Company bases its

TODCO
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from such estimates.
      Segments — The Company’s operations have been aggregated into four reportable business segments, which for our contract drilling services correspond to the principal geographic regions in which the Company operates:

•	U.S. Inland Barge Segment — The Company’s barge rig fleet in this market segment consists of 12 conventional and 16 posted barge rigs. These units operate in marshes, rivers, lakes and shallow bay or coastal waterways that are known as the “transition zone”. This area along the U.S. Gulf Coast, where jackup rigs are unable to operate, is the world’s largest market for this type of equipment.

•	U.S. Gulf of Mexico Segment — The Company currently has 20 jackup and three submersible rigs in the U.S. Gulf of Mexico shallow water market segment which begins at the outer limit of the transition zone and extends to water depths of about 350 feet. The Company’s jackup rigs in this market segment consist of independent leg cantilever type units, mat-supported cantilever type rigs and mat-supported slot type jackup rigs that can operate in water depths up to 250 feet.

•	Other International Segment — The Company’s other international operations are currently conducted in Mexico, Trinidad and Venezuela. In Mexico, the Company operates two jackup rigs and a platform rig for PEMEX, the Mexican national oil company. Additionally, the Company has two jackup rigs in Trinidad and nine land rigs in Venezuela. From December 2003 to September 2004, the Company also operated a jackup rig offshore Venezuela. This rig has been relocated to the U.S. Gulf of Mexico. The Company may pursue selected opportunities in other regions from time to time.

•	Delta Towing Segment — The Company has a partial interest in a joint venture that operates a fleet of U.S. marine support vessels consisting primarily of shallow water tugs, crewboats and utility barges (“Delta Towing”). See Note 4.
      Cash and Cash Equivalents — Cash equivalents are stated at cost plus accrued interest, which approximates fair value. Cash equivalents are highly liquid investments with an original maturity of three months or less. Generally, the maturity date of the Company’s cash equivalent investments is the next business day. As of December 31, 2004, the Company has $11.9 million of restricted cash to support three performance bonds issued in connection with our contracts with PEMEX in Mexico. This restricted cash is included in other non-current assets on the consolidated balance sheet. The Company had no restricted cash at December 31, 2003.
      Accounts Receivable and Allowance for Doubtful Accounts — Accounts receivable trade are stated at the historical carrying amount net of write-offs and allowance for doubtful accounts receivable. Interest receivable on delinquent accounts receivable is included in the accounts receivable trade balance and recognized as interest income when chargeable and collectibility is reasonably assured. Uncollectible accounts receivable trade are written off when a settlement is reached for an amount that is less than the outstanding historical balance. The Company establishes an allowance for doubtful accounts receivable on a case-by-case basis when it believes the collection of specific amounts owed is unlikely to occur. This allowance was $0.2 million and $5.0 million at December 31, 2004 and 2003, respectively.
      Materials and Supplies — Materials and supplies are carried at the lower of average cost or market less an allowance for obsolescence. Such allowance was $0.3 million at December 31, 2004 and 2003.
      Property and Equipment — Property and equipment, consisting primarily of offshore drilling rigs and related equipment, represented approximately 74 percent of the Company’s total assets at December 31, 2004. The carrying values of these assets are based on estimates, assumptions and judgments relative to capitalized

TODCO
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
costs, useful lives and salvage values of the Company’s rigs. These estimates, assumptions and judgments reflect both historical experience and expectations regarding future industry conditions and operations. The Company provides for depreciation using the straight-line method after allowing for salvage values. Estimated useful lives of drilling units range from 10 to 15 years for the majority of the Company’s drilling units. Expenditures for renewals, replacements and improvements are capitalized. Maintenance and repairs are charged to operating expense as incurred. Upon sale or other disposition to third parties, the applicable amounts of asset cost and accumulated depreciation are removed from the accounts and the net amount, less proceeds from disposal, is charged or credited to income.
      Goodwill — During the first quarter of 2002, the Company implemented the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards (“SFAS”) 142, Goodwill and Other Intangible Assets (“SFAS 142”), and performed the initial test of impairment of goodwill. The test was applied utilizing the estimated fair value of the Company as of January 1, 2002 and was determined based on a combination of the Company’s discounted cash flows and publicly traded company multiples and acquisition multiples of comparable businesses. Because of deterioration in the Gulf of Mexico shallow and inland water market sector since the completion of the Transocean Merger, a $1,363.7 million impairment of goodwill was recognized as a cumulative effect of a change in accounting principle in the first quarter of 2002. Additionally, due to a general decline in market conditions and other factors, the Company recognized a $3,153.3 million impairment of goodwill related to discontinued operations, which was recognized as a cumulative effect of a change in accounting principle in the first quarter of 2002.
      During the fourth quarter of 2002, the Company performed its annual test of goodwill impairment. Due to a general decline in market conditions, the Company recognized a non-cash impairment charge of $381.9 million reducing the Company’s goodwill balance to $0.
      Impairment of Other Long-Lived Assets — The carrying value of long-lived assets, principally property and equipment, is reviewed for potential impairment when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable as prescribed by SFAS No. 144, Accounting for Impairment on Disposal of Long-Lived Assets (“SFAS 144”). For property and equipment held for use, the determination of recoverability is made based upon the estimated undiscounted future net cash flows of the related asset or group of assets being evaluated. Property and equipment held for sale are recorded at the lower of net book value or net realizable value. See Note 10.
      Operating Revenues and Expenses — Operating revenues are recognized as earned, based on contractual daily rates. In connection with drilling contracts, the Company may receive revenues for preparation and mobilization of equipment and personnel or for capital improvements to rigs. In connection with new drilling contracts, revenues earned and incremental costs incurred directly related to the preparation and mobilization of the rig are deferred and recognized over the primary contract term of the drilling project for contracts that have a primary contract term of two months or longer and where such amounts are material. Costs of relocating drilling units without contracts to more promising market areas are expensed as incurred. Revenues and expenses associated with the demobilization of drilling units are recognized upon completion of the related drilling contracts. Capital upgrade revenues received are deferred and recognized over the primary contract term of the drilling project. The actual cost incurred for the capital upgrade is depreciated over the estimated remaining useful life of the asset.
      At December 31, 2004 and 2003, $19.0 million and $21.2 million, respectively, in deferred contract preparation and mobilization costs were included in other assets in the Company’s consolidated balance sheets. During the years ended December 31, 2004 and 2003, the Company amortized $12.0 million and $1.2 million, respectively, of these costs to expense, which is included in operating and maintenance expense in the Company’s consolidated statements of operations. There were no similar costs amortized to expense during 2002.

TODCO
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Variable Interest Entities — In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51 (“FIN 46”). FIN 46 requires that an enterprise consolidate a variable interest entity (“VIE”) if the enterprise has a variable interest that will absorb a majority of the entity’s expected losses and/or receives a majority of the entity’s expected residual returns as a result of ownership, contractual or other financial interests in the entity, if such loss or residual return occurs. If one enterprise absorbs a majority of a VIE’s expected losses and another enterprise receives a majority of that entity’s expected residual returns, the enterprise absorbing a majority of the expected losses is required to consolidate the VIE and will be deemed the primary beneficiary for accounting purposes. The Company adopted and applied the provisions of FIN 46, as amended, effective December 31, 2003. See Note 4.
      Foreign Currency Translation — The Company accounts for translation of foreign currency in accordance with SFAS 52, Foreign Currency Translation. The majority of the Company’s revenues and expenditures are denominated in U.S. dollars to limit the Company’s exposure to foreign currency fluctuations, resulting in the use of the U.S. dollar as the functional currency for all of the Company’s operations. Foreign currency translations and exchange gains and losses are included in other income (expense), net as incurred. Net foreign currency exchange gains (losses) were $1.7 million, $(2.7) million and $0.4 million for the years ended December 31, 2004, 2003 and 2002, respectively.
      Income Taxes — Income taxes have been provided based upon the tax laws and rates in the countries in which operations are conducted and income is earned. Deferred tax assets and liabilities are recognized for the anticipated future tax effects of temporary differences between the financial statement basis and the tax basis of the Company’s assets and liabilities using the applicable tax rates in effect at year end. A valuation allowance for deferred tax assets is recorded when it is more likely than not that some or all of the benefit from the deferred tax asset will not be realized. In conjunction with the IPO, the Company entered into a tax sharing agreement with Transocean. See Note 12.
      Stock-Based Compensation — Through December 31, 2002 and in accordance with the provisions of SFAS 123, Accounting for Stock-based Compensation, the Company elected to follow the Accounting Principles Board Opinion (“APB”) 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for awards under its employee stock-based compensation plans using the intrinsic value method. Under the intrinsic value method of APB 25, no compensation expense was recognized if the exercise price of the employee stock options was less than the fair value of the underlying stock on the date of grant. If an employee stock option was modified subsequent to the original grant date, and the exercise price was less than the fair value of the underlying stock on the date of the modification, compensation expense equal to the excess of the fair value over the exercise price was recognized over the remaining vesting period.
      Effective January 1, 2003, the Company adopted the fair value method of accounting for stock-based compensation using the prospective method of transition under SFAS 123. Under the prospective method and in accordance with the provisions of SFAS 148, Accounting for Stock-Based Compensation — Transition and Disclosure, the recognition provisions are applied to all employee awards granted, modified or settled after January 1, 2003. See Note 14 for a discussion of awards under the Company’s long-term incentive plan during the year ended December 31, 2004.

TODCO
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      If the Company had elected to adopt the fair value recognition provisions of SFAS 123 as of its original effective date, pro forma net loss and diluted net loss per share would have been as follows (in millions, except per share amounts):

	Year Ended December 31,

	2004	2003	2002

Net loss applicable to common shareholders as reported	$(28.8)	$(286.2)	$(5,558.2)
Add: stock-based employee compensation included in reported net income, net of related tax effects	7.9	—	—
Deduct: total stock-based employee compensation expense under fair value based method for all awards, net of tax	7.9	0.5	1.8

Pro forma net loss applicable to common shareholders	$(28.8)	$(286.7)	$(5,560.0)

Basic and diluted loss per share
As reported	$(0.52)	$(23.56)	$(457.65)
Pro forma	$(0.52)	$(23.61)	$(457.80)
      The pro forma net loss effects of applying SFAS 123 recognition of compensation expense for the periods shown above may not be representative of the effects on reported net income for future years.
      There were 1,658,617 options granted and 314,175 shares of restricted stock granted under the Company’s long-term incentive plan during 2004. There were no outstanding awards under the Company’s long-term incentive plan at December 31, 2003. See Note 14.
      There were no options granted to the Company’s employees under the Transocean Incentive Plan for the years ended December 31, 2004 and 2003. The fair value of each option grant under the Transocean Incentive Plans for the year ended December 31, 2002 was estimated using the Black-Scholes options pricing model with the following weighted-average assumptions:

Year Ended
December 31,
2002

Dividend yield	0.00%
Expected price volatility	50.7%
Risk-free interest rate	3.49%
Expected life of options (in years)	3.9
Weighted-average fair value of options granted	$12.24
      New Accounting Pronouncements — In December 2004, the FASB issued SFAS No. 123 (revised 2004) (“SFAS 123(R)”), Share-Based Payment, which is a revision of SFAS No. 123. SFAS 123(R) supersedes APB 25 and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach to accounting for share-based payments in SFAS 123(R) is similar to the approach described in SFAS 123. However, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values (i.e., pro forma disclosure is no longer an alternative to financial statement recognition). SFAS 123(R) is effective for the Company beginning July 1, 2005. As the Company has already adopted SFAS 123, the Company’s adoption of SFAS 123(R) is not expected to have a material impact on the Company’s consolidated results of operations, financial position or cash flows. In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29 (“SFAS 153”). This Statement amends APB Opinion No. 29 to permit the exchange of nonmonetary assets to be recorded on a carry over basis when the nonmonetary assets do not have commercial substance. This is an exception to the basic measurement principal of measuring a

TODCO
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
nonmonetary asset exchange at fair value. A nonmonetary asset exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not anticipate the adoption of SFAS 153 to have a material effect on its financial condition or results of operations.
      Reclassifications — Certain reclassifications have been made to prior period amounts to conform with the current period’s presentation.

Note 3 —	Capital Stock and Related Transactions
      Capital Structure — In February 2004, the Company amended its articles of incorporation to, among other things, create two classes of common stock, Class A and Class B, increase its authorized capital stock and to convert any issued and outstanding shares of the Company’s common stock into Class B common stock. As amended, the Company’s authorized capital stock consists of (i) 500,000,000 shares of Class A common stock, par value $.01 per share, and 260,000,000 shares of Class B common stock, par value $.01 per share, and (ii) 50,000,000 shares of preferred stock, par value $.01 per share.
      Capital Stock Transactions and Retirement of Related Party Debt — In February 2004, prior to the Company’s IPO, the Company exchanged $45.8 million in principal amount of its outstanding 7.375% Senior Notes held by Transocean Holdings Inc. (a wholly owned subsidiary of Transocean, “Transocean Holdings”), plus accrued interest thereon, for 359,638 shares of the Company’s Class B common stock (4,367,714 shares of Class B common stock after giving effect to the stock dividend discussed below). Immediately following this exchange, the Company exchanged $152.5 million and $289.8 million principal amount of its outstanding 6.75% and 9.5% Senior Notes, respectively, held by Transocean, plus accrued interest thereon, for 3,580,768 shares of the Company’s Class B common stock (43,487,535 shares of Class B common stock after giving effect to the stock dividend). The determination of the number of shares issued in the exchange transactions was based on a method that took into account the IPO price of $12.00 per share. The net effect of these transactions was to decrease notes payable — related party and interest payable — related party by $528.9 million with an offsetting increase in common stock of $0.5 million and additional paid-in capital of $528.4 million. Additionally, the Company expensed the remaining balance of deferred consent fees associated with these notes and recognized a $1.9 million loss on retirement of debt.
      Immediately following the debt-for-equity exchanges, the Company declared a dividend of 11.145 shares of its Class B common stock with respect to each share of its Class B common stock outstanding. The stock dividend of 11.145 shares of Class B common stock for each outstanding share of Class B common stock was retroactively applied to the 1,000,000 shares of common stock held by Transocean prior to the debt-for-equity exchanges and has been reflected in the Company’s historical consolidated financial statements. The effect of this retroactive application was to increase the authorized common shares of the Company’s Class B common stock to 260,000,000 shares, and issued and outstanding to 12,144,751 shares, as of December 31, 2003 with a corresponding decrease to additional paid-in capital.
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

TODCO
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Initial Public Offering and Related Events — In February 2004, the Company completed the IPO, with Transocean selling 13,800,000 shares of TODCO Class A common stock at $12.00 per share. The Company did not receive any proceeds from the initial sale of Class A common stock.
      Before completion of the IPO, the Company entered into various agreements to complete the separation of the Shallow Water business from Transocean, including an employee matters agreement, a master separation agreement and a tax sharing agreement. The master separation agreement provides for, among other things, the assumption by the Company of liabilities relating to the Shallow Water business and the assumption by Transocean of liabilities unrelated to the Shallow Water business, including the indemnification of losses that may occur as a result of certain of the Company’s ongoing legal proceedings. See Note 13.
      In February 2004, the Company recorded an increase in equity related to net liabilities attributable to Transocean’s business of $0.4 million for which legal title had not been transferred to Transocean as of the IPO date in accordance with the business indemnity between the Company and Transocean. The indemnification by Transocean was recorded as a credit to additional paid-in capital and a corresponding related party receivable from Transocean.
      In conjunction with the IPO, the Company entered into a tax sharing agreement with Transocean. See Note 12.
      Secondary Stock Offerings — In September 2004, Transocean sold an additional 17,940,000 shares of TODCO Class A common stock at $15.75 per share in a secondary public offering. Prior to the completion of the secondary stock offering, Transocean converted 17,940,000 shares of the Company’s Class B common stock held by them into an equal number of shares of Class A common stock. The Company did not receive any proceeds from this offering.
      In December 2004, Transocean sold 14,950,000 shares of its TODCO Class A common stock at $18.00 per share in a secondary public offering after conversion of an equivalent amount of shares of the Company’s Class B common stock held by them into Class A common stock. The Company did not receive any proceeds from the sale of stock in this offering. Upon completion of the secondary offering, Transocean converted all of its remaining Class B common stock, which is entitled to five votes per share, into the Company’s Class A common stock, which is entitled to one vote per share. After the offering, Transocean owns 13,310,000 shares or approximately 22 percent of the Company’s Class A common stock. As a result of the conversion, no Class B common stock is outstanding as of December 31, 2004.

Note 4 —	Delta Towing
      The Company owns a 25 percent equity interest in Delta Towing LLC (“Delta Towing”), a joint venture formed to own and operate the Company’s U.S. marine support vessel business, consisting primarily of shallow water tugs, crewboats and utility barges. The Company previously contributed its support vessel business to the joint venture in return for a 25 percent ownership interest and certain secured notes receivable from Delta Towing with a face value of $144.0 million. The Company valued these notes at $80.0 million immediately prior to the Transocean Merger. No value was assigned to the ownership interest in Delta Towing. The note agreement was subsequently amended to provide for a $4.0 million, three-year revolving credit facility which has since been cancelled. Delta Towing’s property and equipment, with a net book value of $40.8 million at December 31, 2004, are collateral for the Company’s notes receivable. The remaining 75 percent ownership interest is held by Beta Marine LLC (“Beta Marine”), which also loaned $3.0 million to Delta Towing. See Note 6.
      As a result of its issuance of notes to the Company, Delta Towing is highly leveraged. In January 2003, Delta Towing defaulted on the notes by failing to make its scheduled quarterly interest payments and remains in default as a result of its continued failure to make its quarterly interest payments, as well as a scheduled principal repayment due in January 2004. As a result of the Company’s continued evaluation of the

TODCO
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
collectibility of the notes, the Company recorded a $21.3 million impairment of the notes in September 2003 based on Delta Towing’s discounted cash flows over the terms of the notes, which deteriorated in the second quarter of 2003 as a result of the continued decline in Delta Towing’s business outlook. As permitted in the notes in the event of default, the Company began offsetting a portion of the amount owed by the Company to Delta Towing against the interest due under the notes. Additionally, in 2003, the Company established a $1.6 million reserve for interest income earned during the quarter on the notes receivable. During the years ended December 31, 2003 and 2002, the Company earned interest income of $3.3 million and $6.6 million, respectively, relating to amounts loaned to Delta Towing.
      Under FIN 46, Delta Towing is considered a VIE because its equity is not sufficient to absorb the joint venture’s expected future losses. The Company is deemed to be the primary beneficiary of Delta Towing for accounting purposes because it has the largest percentage of investment at risk through the secured notes held by the Company and would thereby absorb the majority of the expected losses of Delta Towing. The Company adopted FIN 46, as amended, and, accordingly, consolidated Delta Towing effective December 31, 2003. The consolidation of Delta Towing resulted in an increase in net assets and a corresponding gain of $0.8 million which has been presented as a cumulative effect of a change in accounting principle in the consolidated statement of operations for the year ended December 31, 2003. Prior to December 31, 2003, the Company accounted for its investment in Delta Towing under the equity method.
      During the years ended December 31, 2003 and 2002, the Company recognized losses of $6.6 million and $3.2 million, respectively, related to its investment in Delta Towing. The losses attributable to Delta Towing in 2003 included the Company’s share of a $2.5 million non-cash impairment charge in the carrying value of idle equipment recorded by Delta Towing in December 2002, as well as a $1.9 million non-cash impairment charge in December 2003 as a result of Delta Towing’s annual test of impairment of long-lived assets.
      As part of the formation of the joint venture on January 31, 2001, the Company entered into an agreement with Delta Towing under which the Company committed to charter certain vessels for a period of one year ending January 31, 2002 and committed to charter for a period of 2.5 years from the date of delivery 10 crewboats then under construction, all of which were in service as of December 31, 2004. During the years ended December 31, 2003 and 2002, the Company incurred charges totaling $11.7 million and $10.7 million, respectively, from Delta Towing for services rendered, of which $1.6 million was rebilled to the Company’s customers and $9.1 million was reflected in operating and maintenance expense — related party in 2002.
      As of December 31, 2004 and 2003, all intercompany accounts have been eliminated in consolidation as a result of the adoption of FIN 46, as well as all intercompany transactions during 2004.
      The creditors of Delta Towing have no recourse to the general credit of the Company.
      Investments in and Advances to Joint Ventures — At December 31, 2004 and 2003, the Company held a 20 percent investment in Offshore Towing, Inc. (“OTI”) as a result of the Company’s consolidation of Delta Towing under FIN 46. The investment in OTI, which is accounted for under the cost method of accounting, was $0.1 million at December 31, 2004 and 2003 and is reflected in other non-current assets on the Company’s balance sheet.

Note 5 —	Venezuelan Working Capital Facility and Foreign Currency Matters
      In the second quarter of 2003, the Company recognized a foreign exchange loss of $2.4 million pertaining to cash and receivables in Venezuela in order to adjust the Company’s Venezuelan financial assets to net realizable value. This adjustment was necessary due to the continuing political instability in Venezuela and the continuation of foreign exchange controls, which limited the Company’s ability to convert local currency into U.S. dollars and transfer excess funds out of Venezuela.

TODCO
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Additionally, in response to the increase in U.S. dollar remittances, the Company entered into an unsecured line of credit with a bank in Venezuela in the third quarter of 2004 to provide a maximum of 4.5 billion Venezuela Bolivars ($2.3 million U.S. dollars at the current exchange rate at December 31, 2004) in order to establish a source of local currency to meet the current obligations in Venezuela Bolivars as necessary. Each draw on the line of credit is denominated in Venezuela Bolivars and is evidenced by a 30-day promissory note that bears interest at the then market rate as designated by the bank. The promissory notes are pre-payable at any time at the Company’s option. However, if not repaid within 30 days, the promissory notes automatically renew for an additional 30-day period at the then designated interest rate. There are no commitment fees payable on the unused portion of the line of credit, and the facility is reviewed annually by the bank’s board of directors. At December 31, 2004, the Company had no borrowings outstanding under this line of credit.

Note 6 —	Long-Term Debt and Capital Lease Obligations
      Long-term debt and capital lease obligations, net of unamortized discounts, premiums, and fair value adjustments, were comprised of the following (in millions):

	Third Party		Related Party

	December 31,	December 31,	December 31,	December 31,
	2004	2003	2004	2003

6.75% Senior Notes, due April 2005	$7.8	$7.8	$—	$153.2
6.95% Senior Notes, due April 2008	2.2	2.2	—	—
7.375% Senior Notes, due April 2018	3.5	3.5	—	45.9
9.5% Senior Notes, due December 2008	11.2	11.4	—	322.9
Other Debt	—	—	3.0	3.0
Capital Lease Obligations	0.7	1.9	—	—

Total	25.4	26.8	3.0	525.0
Less debt due within one year	8.2	1.2	3.0	3.0

Total long-term debt	$17.2	$25.6	$—	$522.0

      Third Party Debt — Revolving Credit Facility. In December 2003, the Company entered into a two-year $75 million floating-rate secured revolving credit facility that declined to $60 million in December 2004.
      The facility is secured by most of the Company’s drilling rigs, receivables, the stock of most of its U.S. subsidiaries and is guaranteed by some of its subsidiaries. Borrowings under the facility bear interest at the Company’s option at either (1) the higher of (A) the prime rate and (B) the federal funds rate plus 0.5%, plus a margin in either case of 2.50% or (2) the Eurodollar rate plus a margin of 3.50%. Commitment fees on the unused portion of the facility are 1.5% of the average daily balance and are payable quarterly. Borrowings and letters of credit issued under the facility are limited by a borrowing base equal to the lesser of (A) 20% of the orderly liquidated value of the drilling rigs securing the facility, as determined from time to time by a third party selected by the agent under the facility, and (B) the sum of 10% of the orderly liquidated value of the drilling rigs securing the facility plus 80% of the U.S. accounts receivable outstanding less than 90 days, net of any provision for bad debt associated with such U.S. accounts receivable.
      Financial covenants include maintenance of the following:

•	a ratio of (1) current assets plus unused availability under the facility to (2) current liabilities (excluding specified subordinated liabilities owed to Transocean) of at least 1.2 to 1,

•	a ratio of total debt to total capitalization of not more than 20% (excluding specified subordinated liabilities owed to Transocean from debt but including those liabilities in total capitalization),

TODCO
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	tangible net worth plus specified subordinated liabilities owed to Transocean of not less than the sum of (1) $425 million plus (2) to the extent positive, 50% of net income after December 31, 2003,

•	a ratio of (1) the orderly liquidation value of the drilling rigs securing the facility to (2) the amount of borrowings and letters of credit outstanding under the facility of not less than 3 to 1, and

•	in the event liquidity (defined as working capital (excluding specified subordinated liabilities owed to Transocean) plus availability under the facility) is less than $25 million, a ratio of (1) EBITDA minus capital expenditures during the preceding 12 fiscal months to (2) interest expense (excluding interest on specified subordinated debt owed to Transocean) during such period of not less than 2 to 1.
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
      During the year ended December 31, 2004, the Company recognized $1.2 million in interest expense related to commitment fees on the unused portion of the facility and amortized $1.1 million in deferred financing costs as a component of interest expense. At December 31, 2004 and 2003, the Company had no borrowings outstanding under the facility.
      Senior Notes and Exchange Offer — In March 2002, Transocean and the Company completed exchange offers and consent solicitations for the Company’s 6.5%, 6.75%, 6.95%, 7.375%, 9.125% and 9.5% Senior Notes (the “Exchange Offer”). As a result of the Exchange Offer, approximately $1.4 billion principal amount of the Company’s outstanding 6.5%, 6.75%, 6.95%, 7.375%, 9.125% and 9.5% Senior Notes were exchanged by Transocean for newly issued Transocean notes having the same principal amount, interest rate, redemption terms and payment and maturity dates (the “Exchanged Notes”). Both the Exchanged Notes and the notes not exchanged remained the obligation of the Company as Transocean became the holder of the Exchanged Notes. In December 2002, the Company repurchased from Transocean and retired approximately $501.2 million principal amount outstanding of the Exchanged Notes, including accrued and unpaid interest. The Exchanged Notes were acquired at current market values for each issuance, which were at a premium as compared to the face amount of the notes. Accordingly, the Company recognized an aggregate pre-tax loss on retirement of debt of $18.8 million in the fourth quarter of 2002. The repayment was funded from cash received from Transocean’s repayment to the Company of approximately $518.0 million aggregate principal amount outstanding notes receivable plus accrued and unpaid interest.
      In April 2003, the Company repaid the entire $5.0 million principal amount outstanding of the 6.5% Senior Notes payable to third parties, plus accrued and unpaid interest, in accordance with their scheduled maturities. Also, in December 2003, the Company repaid all of the $10.2 million outstanding principal amount of its 9.125% Senior Notes in accordance with their scheduled maturities.
      In the first half of 2003, the Company retired $529.7 million of its outstanding Exchanged Notes and other notes payable to Transocean (see “— Transocean Revolver”), in separate transactions, as consideration for the sale of certain of the Transocean Assets to Transocean, resulting in an aggregate pre-tax loss on retirement of debt of $79.5 million. See Note 21 for a further discussion of these individual transactions and retirement of related party debt.
      In February 2004, prior to the Company’s IPO, the Company exchanged $488.1 million in principal amount of the then outstanding Exchanged Notes, plus accrued interest thereon, for 3,940,406 shares of the Company’s Class B common stock (47,855,249 shares of Class B common stock after giving effect to the stock dividend, as described in Note 3). In connection with the exchange, the Company recognized

TODCO
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
$3.1 million in interest expense related to the Exchange Notes in 2004. During the years ended December 31, 2003 and 2002, the Company recognized $42.7 million and $77.9 million, respectively, in interest expense-related party related to these notes held by Transocean. There are no Exchanged Notes payable to Transocean outstanding as a result of the above transaction at December 31, 2004.
      In connection with the Exchange Offer, the Company had made an aggregate of $8.3 million in consent payments to holders of the notes that were exchanged. The consent payments were amortized as an increase to interest expense over the remaining terms of the exchanged notes using the interest method and amounted to $0.5 million and $1.3 million for the years ended December 31, 2003 and 2002, respectively. No amounts were amortized to interest expense in 2004. In connection with the retirement of the Exchanged Notes prior to the completion of the IPO, the Company expensed the remaining balance of these deferred consent fees of approximately $1.9 million in February 2004, which has been reflected as a loss on retirement of debt in the Company’s consolidated statement of operations.
      At December 31, 2004, approximately $7.7 million, $2.2 million, $3.5 million, and $10.2 million principal amount of the 6.75%, 6.95%, 7.375%, and 9.5% Senior Notes, respectively, due to third parties were outstanding. The fair value of these notes at December 31, 2004 was approximately $7.8 million, $2.2 million, $3.3 million, and $11.3 million, respectively, based on the estimated yield to maturity which takes into account TODCO’s credit worthiness as a separate entity. The Company recognized $1.7 million in interest expense related to these notes in 2004. After accounting for the effect of the amortization of the discounts, premiums and fair value adjustments on interest expense, the effective rates of the 6.75%, 6.95%, 7.375% and 9.5% Senior Notes are 6.44%, 6.81%, 7.36% and 7.2%, respectively.
      Other Debt — Related Party — In connection with the acquisition of the U.S. marine support vessel business, Delta Towing entered into a $3.0 million note agreement with Beta Marine dated January 30, 2001. The note is secured by Delta Towing’s property and equipment and bears interest at 8 percent per annum, payable quarterly. The $3.0 million note has been classified as a current obligation in the Company’s consolidated balance sheet at December 31, 2004 and 2003 as Delta Towing remains in default on this note payable to a related party. During 2004, Delta Towing repaid a portion of the accrued interest payable to Beta Marine from proceeds from the sales of five marine vessels. The Company has no obligation to fund this debt on behalf of Delta Towing. Interest expense related to the note agreement with Beta Marine was $0.3 million for the year ended December 31, 2004.
      Capital Lease Obligations — From time to time the Company enters into capital lease agreements for certain drilling equipment. In January 2004 and during 2003, the Company entered into three such capital lease agreements and exercised options to buy-out the remaining terms of these lease agreements for $2.3 million in the second quarter of 2004. In August 2004, the Company entered into a two-year capital lease agreement for $0.9 million with a final maturity date in July 2006. Future lease payments under this agreement are $0.7 million, including principal and interest, of which $0.4 million and $0.3 million are payable in 2005 and 2006, respectively. Interest expense which is not significant is included in the future lease payments for 2005 and 2006. Depreciation expense on these assets which was not significant in 2004 or 2003 is included in depreciation expense.
      Transocean Revolver — The Company was party to a $1.8 billion two-year revolving credit agreement (the “Transocean Revolver”) with Transocean, dated April 6, 2001. Amounts outstanding under the Transocean Revolver bore interest quarterly at a rate of the London Interbank Offered Rate plus 0.575 percent to 1.3 percent depending on Transocean’s non-credit enhanced senior unsecured public debt rating. On April 6, 2003 the approximately $81.2 million then outstanding under the Transocean Revolver was converted into a 2.76 percent fixed rate promissory note, which was cancelled in full in connection with the sale of certain of the Transocean Assets to Transocean in September 2003. See Note 21.

TODCO
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 7 —	Financial Instruments and Risk Concentration
      Foreign Exchange Risk — The Company’s international operations expose the Company to foreign exchange risk. This risk is primarily associated with employee compensation costs denominated in currencies other than the U.S. dollar and with purchases from foreign suppliers. The Company may use a variety of techniques to minimize exposure to foreign exchange risk, including customer contract payment terms and foreign exchange derivative instruments.
      The Company’s primary foreign exchange risk management strategy involves structuring customer contracts to provide for payment in both U.S. dollars and local currency. The payment portion denominated in local currency is based on anticipated local currency requirements over the contract term. Foreign exchange derivative instruments, specifically foreign exchange forward contracts, may be used to minimize foreign exchange risk in instances where the primary strategy is not attainable. A foreign exchange forward contract obligates the Company to exchange predetermined amounts of specified foreign currencies at specified exchange rates on specified dates or to make an equivalent U.S. dollar payment equal to the value of such exchange.
      Gains and losses on foreign exchange derivative instruments that qualify as accounting hedges are deferred as other comprehensive income and recognized when the underlying foreign exchange exposure is realized. Gains and losses on foreign exchange derivative instruments that do not qualify as hedges for accounting purposes are recognized currently based on the change in market value of the derivative instruments. At December 31, 2004 and 2003, the Company did not have any outstanding foreign exchange derivative instruments.
      Interest Rate Risk — The Company’s use of debt directly exposes the Company to interest rate risk. Fixed rate debt, in which the rate of interest is fixed over the life of the instrument and the instrument’s maturity is greater than one year, exposes the Company to changes in market rates of interest should the Company refinance maturing debt with new debt.
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
      At December 31, 2004 and 2003, the Company did not have any interest rate swap agreements outstanding.
      Credit Risk — Financial instruments that potentially subject the Company to concentrations of credit risk are primarily cash and cash equivalents and trade receivables. It is the Company’s practice to place its cash and cash equivalents in time deposits at commercial banks with high credit ratings or mutual funds that invest exclusively in high quality money market instruments. In foreign locations, local financial institutions are generally utilized for local currency needs. The Company limits the amount of exposure to any one institution and does not believe it is exposed to any significant credit risk.
      The Company derives the majority of its revenue from services to international oil companies and government-owned and government-controlled oil companies. Receivables are concentrated in various countries (see Note 17). The Company maintains an allowance for doubtful accounts receivable based upon

TODCO
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
expected collectibility. The Company is not aware of any significant credit risks relating to its customer base and does not generally require collateral or other security to support customer receivables.
      Employees — As of December 31, 2004, the Company had approximately 1,980 employees. As of December 31, 2004, approximately 214 (or 11%) of the Company’s employees worldwide were working under collective bargaining agreements, approximately 48 of whom were working in Trinidad and 166 of whom were working in Venezuela. None of these agreements are expected to expire in 2005. Efforts have been made from time to time to unionize other portions of the Company’s workforce, including workers in the U.S. Gulf of Mexico.

Note 8 —	Fair Value of Financial Instruments
      The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:
      Cash and Cash Equivalents — The carrying amount of cash and cash equivalents approximates fair value because of the short maturity of those instruments.
      Debt — The fair value of the Company’s third party debt, including capital lease obligations, is estimated based on the current rates offered to the Company for debt of the same remaining maturities. The fair value of the Company’s related party debt at December 31, 2004 is not practicable to determine due to the uncertainty of the timing of future repayments.

	December 31, 2004		December 31, 2003

	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value

	(In millions)
Cash and cash equivalents	$65.1	$65.1	$20.0	$20.0
Debt — third party	$25.4	$25.3	$26.8	$28.9
Debt — related party	$3.0	$—	$525.0	$571.9

Note 9 —	Other Current Liabilities
      Other current liabilities are comprised of the following (in millions):

	December 31,

	2004	2003

Accrued self-insurance claims	$21.7	$28.0
Deferred income	11.4	7.3
Accrued payroll and employee benefits	8.0	6.9
Accrued taxes, other than income	3.2	1.6
Other	1.2	0.8

Total other current liabilities	$45.5	$44.6

Note 10 —	Impairment of Long-Lived Assets
      In December 2004, the Company recorded a $2.8 million pre-tax impairment charge related to the planned decommissioning of the three lake barges in Venezuela, which had ceased to be used as operational assets.
      In the second quarter of 2003, the Company decided to remove five jackup rigs from drilling service and market the rigs for alternative uses such as production platforms or accommodation units. The Company does not anticipate returning the five rigs to drilling service as it would be cost prohibitive. As a result of this

TODCO
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
decision, the Company tested the carrying value of the rigs for impairment during the second quarter of 2003 and recorded a pre-tax $10.6 million non-cash impairment charge as a result of the impairment test.
      As a result of the lack of success of the original business strategy of Energy Virtual Partners, Inc. and Energy Virtual Partners, LP, cost basis investments of the Company, the Company determined that the assets of those entities did not support the Company’s $1.0 million recorded investment and recorded a pre-tax $1.0 million non-cash impairment charge in the second quarter of 2003. The liquidation of these entities was completed in early 2004.
      In 2002, the Company recorded non-cash impairment charges of $16.4 million relating to the reclassification of assets held for sale to assets held and used. The impairment of these assets resulted from management’s assessment that they no longer met the held for sale criteria under SFAS 144. In accordance with SFAS 144, the carrying values of these assets were adjusted to the lower of fair market value or carrying value adjusted for depreciation from the date the assets were classified as held for sale. The fair market value of these assets was based on third party valuations.
      In 2002, the Company recorded a non-cash impairment charge of $1.1 million relating to an asset held for sale. The impairment resulted from deterioration in market conditions. The impairment was determined and measured based on an offer from a potential buyer.
      The impairment losses noted above have been included in the Company’s reportable segments results based on the segment of each of the assets impaired. See Note 17.

Note 11 —	Supplementary Cash Flow Information
      Supplementary cash flow information relating to both continuing and discontinued operations is as follows (in millions):

	Year Ended December 31,

	2004	2003	2002

Interest paid	$3.3	$8.7	$55.3
Interest paid to related party	0.4	50.7	73.6
Income taxes paid, net	0.4	11.1	23.2
Noncash investing activities:
Sales of assets to related party in exchange for debt(a)	—	—	(87.6)
Net reclassification of property and equipment from assets held for sale(b)	—	—	29.5
Noncash financing activities:
Net distribution of assets to parent(c)(d)	—	(224.7)	(371.8)
Debt exchanged in Exchange Offer(e)	—	—	(1,437.8)
Debt-for-equity exchange(f)	(528.9)	—	—
Equity contributions from parent, net of distributions(g)(h)	169.7	(84.7)	—

(a)	In April 2002, the Company sold two rigs to a related party (see Note 21). The excess of the sales price over the net book value of the units was treated as a capital contribution to the Company. This was reflected in the consolidated balance sheet as a decrease to non-current assets related to discontinued operations of $87.6 million, an increase in note receivable from related party of $93.0 million and an increase in additional paid-in capital of $5.4 million.

(b)	In the third quarter of 2002, the Company reclassified certain assets from assets held for sale to property and equipment based on management’s assessment that these assets no longer met the held for sale criteria under SFAS 144 (see Note 10). This was reflected as an increase in property and equipment with a corresponding decrease in other assets.

(c)	In the first half of 2003, four subsidiaries, ownership interests in two majority-owned subsidiaries, a platform rig and certain other assets were sold or distributed to affiliated companies (see Note 21). The $103.9 million in cash held by subsidiaries at the time of

TODCO
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the sales or distributions was reflected in financing activities in the consolidated statement of cash flows. The non-cash effect on the consolidated balance sheet was reflected as a decrease in accounts receivable-trade and other receivables of $21.4 million, a decrease in accounts receivable-related party of $298.8 million, an $8.3 million decrease in other current assets, a $752.2 million decrease in non-current assets related to discontinued operations, a $39.0 million decrease in other assets, a decrease in accounts payable trade and other current liabilities of $31.9 million, a decrease in accounts payable-related party of $108.4 million, a $15.5 million decrease in deferred taxes, a decrease in other long-term liabilities of $28.3 million, a decrease in notes payable of $88.0 million, a $524.7 million decrease in long-term debt-related party, a $98.2 million decrease in minority interest and a decrease in additional paid-in capital of $224.7 million.

(d)	In the third and fourth quarters of 2002, nine rigs, 15 subsidiaries and certain other assets were sold or distributed to affiliated companies (see Note 21). The $10.4 million net reduction in cash held by subsidiaries at the time of the sales or distributions was reflected in financing activities in the consolidated statement of cash flows. The non-cash effect on the consolidated balance sheet was reflected as a decrease in accounts receivable-trade and other of $59.4 million, an increase in accounts receivable-related party of $30.2 million, a decrease in materials and supplies of $7.2 million, a decrease in non-current assets related to discontinued operations of $383.4 million, a decrease in accounts payable-trade of $5.6 million, a decrease in accounts payable-related party of $56.6 million, a decrease in accrued income taxes of $2.4 million, a decrease in other current liabilities of $5.6 million, an increase in deferred income taxes of $45.2 million, a decrease in non-current liabilities related to discontinued operations of $23.0 million and a decrease in additional paid-in capital of $371.8 million.

(e)	In March 2002 and in conjunction with the Exchange Offer, Transocean became the holder of $1,437.8 aggregate principal amount senior notes (see Note 6). The effect on the consolidated balance sheet was a decrease in long-term debt and an increase to long-term debt — related party.

(f)	Prior to the closing of the Company’s IPO in February 2004, the Company completed a non-cash exchange of $528.9 million in long-term related party notes payable to Transocean and related accrued interest payable for shares of the Company’s Class B common stock (see Notes 3 and 6).

(g)	In connection with the closing of the IPO, the Company completed certain equity transactions related to the Company’s separation from Transocean. In February 2004, the Company recorded business and tax indemnities of the Company by Transocean of $10.7 million as an increase in accounts receivable-related party and an increase in additional paid-in capital and transferred to Transocean $1.0 million of intercompany payable balances as of the IPO date as an increase in additional paid-in capital (see Note 3). Additionally, the Company recorded the book transfer of substantially all pre-closing income tax benefits to Transocean of $181.4 million as a decrease in deferred income tax assets and a decrease in additional paid-in capital (see Note 12).

(h)	In December 2003, Transocean contributed to the Company $84.7 million in net accounts payable-related party owed to Transocean.
Note 12 — Income Taxes
      Income tax expense (benefit) from continuing operations before minority interest and cumulative effect of a change in accounting principle consisted of the following (in millions):

	Year Ended December 31,

	2004	2003	2002

Current:
Federal	$7.7	$—	$—
Foreign	0.3	0.9	0.6
State	0.8	—	—

Total current	8.8	0.9	0.6

Deferred federal	(21.3)	(51.0)	(75.2)

Income tax benefit before minority interest and cumulative effect of a change in accounting principle	$(12.5)	$(50.1)	$(74.6)

TODCO
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The domestic and foreign components of income (loss) from continuing operations before income taxes, minority interest and cumulative effect of a change in accounting principle were as follows (in millions):

	Year Ended December 31,

	2004	2003	2002

Domestic	$(31.7)	$(264.3)	$(580.4)
Foreign	(9.6)	(7.2)	(23.4)

	$(41.3)	$(271.5)	$(603.8)

      The effective tax rate, as computed on income (loss) from continuing operations before income taxes, minority interest and cumulative effect of a change in accounting principle differs from the statutory U.S. income tax rate due to the following:

	Year Ended December 31,

	2004	2003	2002

Statutory tax rate	35.0%	35.0%	35.0%
Foreign tax expense (net of federal benefit)	(0.5)	(0.3)	—
State tax expense (net of federal benefit)	(2.0)	—	—
Non-deductible expenses — goodwill impairment losses	—	—	(22.1)
Increase in valuation allowance	(2.2)	(14.6)	—
Expiration of net tax operating loss carryforwards	—	(2.1)	(0.4)
Other	(0.1)	0.5	(0.1)

Effective tax rate	30.2%	18.5%	12.4%

      Deferred income taxes result from those transactions that affect financial and taxable income in different years. The nature of these transactions and the income tax effect of each were as follows (in millions):

	December 31,

	2004	2003

Deferred Tax Assets
Net tax operating and other loss carryforwards	$356.4	$315.7
Foreign tax credit carryforwards	—	157.0
Minimum tax and other credit carryforwards	17.4	0.7
Accrued expenses	9.8	16.7
Stock compensation expense	4.2	—
Other	8.0	8.8
Net tax sharing agreement obligation to Transocean	(367.9)	—
Valuation allowance	(11.0)	(149.9)

Total deferred tax assets	16.9	349.0

Deferred Tax Liabilities
Depreciation	(170.4)	(195.7)
Deferred gains	—	(151.9)
Other	(6.6)	(1.4)

Total deferred tax liabilities	(177.0)	(349.0)

Net deferred tax liabilities	$(160.1)	$—

TODCO
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Until February 2004, the Company was a member of an affiliated group that included its parent company, Transocean Holdings, an affiliate of Transocean. Current and deferred taxes are allocated based upon what the Company’s tax provision (benefit) would have been had the Company filed a separate tax return for all periods presented.
      Income taxes have been provided based upon the tax laws and rates in the countries in which operations are conducted and income is earned. Deferred tax assets and liabilities are recognized for the anticipated future tax effects of temporary differences between the financial statement basis and the tax basis of the Company’s assets and liabilities using the applicable tax rates in effect. A valuation allowance for deferred tax assets is recorded when it is more likely than not that some or all of the benefit from the deferred tax assets will not be realized.
      The $138.9 million decrease in the valuation allowance during 2004 is due to the closing of the IPO in February 2004, utilization of net operating loss carryforwards during 2004 by the Transocean consolidated group, recharacterization of expiring foreign tax credits as deductions, the statutory allocation of tax benefits among Transocean’s consolidated group members and recording the net tax sharing obligation to Transocean (see “— Tax Sharing Agreement”). Prior to the IPO, the valuation allowance reflects the possible expiration of tax benefits (primarily foreign tax credit carryforwards) prior to their utilization because, in the opinion of management, it is more likely than not that some or all of the benefits would not be realized. The valuation allowance increased by $39.6 million and $13.1 million for the years ended December 31, 2003 and 2002, respectively. As of December 31, 2004, the valuation allowance reflects the possible expiration of tax benefits associated with U.S. and foreign net tax operating loss carryforwards (“NOLs”), in the amount of $7.7 million and $3.3 million, respectively, because, in the opinion of management, it is more likely than not that some or all of the benefits will not be realized.
      There was no income tax effect on the cumulative effect of a change in accounting principle relating to the adoption of FIN 46 in 2003 or the adoption of SFAS 142 in 2002. See Note 2.
      Recapitalizations of Reading & Bates Corporation (“R&B”) in 1989 and 1991, the merger of R&B and Falcon Drilling Company, Inc. in 1997, the Transocean Merger in 2001 and the “ownership change” that occurred following the Company’s secondary stock offering in September 2004, resulted in ownership changes for purposes of Section 382 of the Internal Revenue Code of 1986, as amended. As a result, the Company’s ability to utilize certain of its tax benefits is subject to an annual limitation. However, the Company believes that, in light of the amount of the annual limitation, it should not have a material effect on the Company’s ability to utilize its tax benefits for the foreseeable future. The amount of consolidated U.S. NOLs allocated to the Company and available after consideration of the ownership change limitation was approximately $963 million as of December 31, 2004. These NOLs expire in the years 2019 through 2024. The amount of foreign NOLs available was approximately $18 million, of which approximately $11 million expire if not used between 2005 and 2009, and the remainder can be carried forward indefinitely.
      Tax Sharing Agreement — In conjunction with the IPO, the Company entered into a tax sharing agreement with Transocean whereby Transocean will indemnify the Company against substantially all pre-IPO income tax liabilities. However, the Company must pay Transocean for substantially all pre-closing income tax benefits utilized subsequent to the closing of the IPO. As of December 31, 2004, the Company had approximately $368 million of estimated pre-closing income tax benefits subject to this obligation to reimburse Transocean of which approximately $173 million of the tax benefits were reflected in the Company’s December 31, 2003 historical financial statements. The additional estimated tax benefits resulted from the closing of the IPO, specified ownership changes, statutory allocations of tax benefits among Transocean’s consolidated group members and other events. The estimated pre-closing tax benefits and the Company’s corresponding obligation to Transocean may change when Transocean actually files its 2004 consolidated group tax return.

TODCO
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      As part of the tax sharing agreement, the Company must pay Transocean for substantially all pre-closing income tax benefits utilized or deemed to have been utilized subsequent to the closing of the IPO. Accordingly, the Company recorded an equity transaction in 2004 to eliminate the valuation allowance associated with the pre-closing tax benefits and reflect the associated liability to Transocean for the pre-closing tax benefits as a corresponding obligation within the deferred income tax asset accounts. The net effect was a $181.4 million reduction in additional paid-in capital.
      Not withstanding the pre-IPO closing tax benefits, the Company was in a net tax liability position at the end of 2004 and expects to utilize a portion of the pre-closing income tax benefits to offset its federal income tax obligation. As of December 31, 2004, the Company had utilized $21.8 million of these pre-closing income tax benefits to offset its current federal income tax obligation for the year then ended resulting in a liability to Transocean of $7.6 million. Additionally in 2004, we utilized pre-closing state tax benefits resulting in a liability to Transocean of $0.8 million. Both of these liabilities are presented within accrued income taxes — related party in the Company’s consolidated balance sheet at December 31, 2004.
      In addition, Transocean agreed to indemnify TODCO for certain tax liabilities that existed as of the IPO date of $10.3 million. The tax indemnification by Transocean was recorded as a credit to additional paid-in capital with a corresponding offset to a related party receivable from Transocean.
      Additionally, the tax sharing agreement provides that if any person other than Transocean or its subsidiaries becomes the beneficial owner of greater than 50% of the total voting power of the Company’s outstanding voting stock, it will be deemed to have utilized all of these pre-closing tax benefits, and the Company will be required to pay Transocean an amount for the deemed utilization of these tax benefits adjusted by a specified discount factor. This payment is required even if the Company is unable to utilize the pre-closing tax benefits. If an acquisition of beneficial ownership had occurred on December 31, 2004, the estimated amount that the Company would have been required to pay Transocean would have been approximately $294 million, or 80% of the pre-closing tax benefits at December 31, 2004. In 2005, this percentage of remaining pre-closing tax benefits that would be payable to Transocean upon a change of beneficial ownership is reduced to 70%.
      The tax sharing agreement with Transocean provides that the Company must pay Transocean for most pre-closing tax benefits that are utilized on a tax return with respect to a period after the closing of the IPO. If the utilization of a pre-closing tax benefit defers or precludes the Company’s utilization of any post-closing tax benefit, its payment obligation with respect to the pre-closing tax benefit generally will be deferred until the Company actually utilizes that post-closing tax benefit. This payment deferral will not apply with respect to, and the Company will have to pay currently for the utilization of pre-closing tax benefits to the extent of:

•	up to 20% of any deferred or precluded post-closing tax benefit arising out of the Company’s payment of foreign income taxes, and

•	100% of any deferred or precluded post-closing tax benefit arising out of a carryback from a subsequent year.
      Therefore, the Company may not realize the full economic value of tax deductions, credits and other tax benefits that arise post-closing until it has utilized all of the pre-closing tax benefits, if ever.

Note 13 —	Commitments and Contingencies
      Operating Leases — The Company has operating leases covering premises and equipment. Certain operating leases contain renewal options. Lease expense was $13.6 million, $13.8 million and $15.3 million for

TODCO
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
the three years ended December 31, 2004, respectively. As of December 31, 2004, future minimum lease payments relating to operating leases were as follows (in millions):

Years Ended
December 31,

2005	$1.3
2006	1.1
2007	0.7
2008	0.4
2009	0.1
Thereafter	0.6

Total	$4.2

      In October 2001, the Company was notified by the U.S. Environmental Protection Agency (“EPA”) that the EPA had identified a subsidiary of the Company as a potentially responsible party in connection with the Palmer Barge Line superfund site located in Port Arthur, Jefferson County, Texas. Based upon the information provided by the EPA and the Company’s review of its internal records to date, the Company disputes its designation as a potentially responsible party and does not expect that the ultimate outcome of this case will have a material adverse effect on its consolidated results of operations, financial position or cash flows. The Company continues to monitor this matter.
      Certain subsidiaries of the Company have been named, along with other defendants, in several complaints that have been filed in the Circuit Courts of the State of Mississippi involving over 700 persons that allege personal injury arising out of asbestos exposure in the course of their employment by some of these defendants between 1965 and 1986. The complaints also name as defendants certain of Transocean’s subsidiaries to whom the Company may owe indemnity and other unaffiliated defendant companies, including companies that allegedly manufactured drilling related products containing asbestos that are the subject of the complaints. The number of unaffiliated defendant companies involved in each complaint ranges from approximately 20 to 70. The complaints allege that the defendant drilling contractors used those asbestos- containing products in offshore drilling operations, land based drilling operations and in drilling structures, drilling rigs, vessels and other equipment and assert claims based on, among other things, negligence and strict liability, and claims authorized under the Jones Act. The plaintiffs seek, among other things, awards of unspecified compensatory and punitive damages. Based on a recent decision of the Mississippi Supreme Court, the Company anticipates that the trial courts may grant motions requiring each plaintiff to name the specific defendant or defendants against whom such plaintiff makes a claim and the time period and location of asbestos exposure so that the cases may be properly severed. These complaints were only recently filed and the Company has not yet had an opportunity to conduct any discovery nor has it been able to determine the number of plaintiffs, if any, that were employed by it’s subsidiaries or Transocean’s subsidiaries or otherwise have any connection with the Company’s or Transocean’s drilling operations. The Company intends to defend itself vigorously and, based on the limited information available to it at this time, the Company does not expect the ultimate outcome of these lawsuits to have a material adverse effect on its consolidated results of operations, financial position or cash flows.
      Due to the limited information available to the Company at this time, the Company has not yet made a determination whether it or Transocean is financially responsible under the terms of the master separation agreement for any losses the Company or Transocean may incur as a result of the legal proceedings described in the foregoing paragraph.
      Under the master separation agreement, Transocean has agreed to indemnify the Company for any losses it incurs as a result of the legal proceedings described in the following four paragraphs. See Note 3.

TODCO
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      In December 2002, the Company received an assessment for corporate income taxes from SENIAT, the national Venezuelan tax authority, of approximately $20.7 million (based on the current exchange rates at the time of the assessment and inclusive of penalties) relating to calendar years 1998 through 2000. In March 2003 the Company paid approximately $2.6 million of the assessment, plus approximately $0.3 million in interest, and the Company is contesting the remainder of the assessment. After the Company made the partial assessment payment, the Company received a revised assessment in September 2003 of approximately $16.7 million (based on the current exchange rates at the time of the assessment and inclusive of penalties). We do not expect the ultimate resolution of this assessment to have an impact on our consolidated results of operations, financial condition or cash flows.
      In March 1997, an action was filed by Mobil Exploration and Producing U.S. Inc. and affiliates, St. Mary Land & Exploration Company and affiliates and Samuel Geary and Associates, Inc. against a subsidiary of the Company, Cliffs Drilling, its underwriters at Lloyd’s (the “Underwriters”) and an insurance broker in the 16th Judicial District Court of St. Mary Parish, Louisiana. The plaintiffs alleged damages amounting to in excess of $50 million in connection with the drilling of a turnkey well in 1995 and 1996. The case was tried before a jury in January and February 2000, and the jury returned a verdict of approximately $30 million in favor of the plaintiffs for excess drilling costs, loss of insurance proceeds, loss of hydrocarbons, expenses and interest. The Company and the Underwriters appealed such judgment, and the Louisiana Court of Appeals reduced the amount for which the Company may be responsible to less than $10 million. The plaintiffs requested that the Supreme Court of Louisiana consider the matter and reinstate the original verdict. The Company and the Underwriters also appealed to the Supreme Court of Louisiana requesting that the Court reduce the verdict or, in the case of the Underwriters, eliminate any liability for the verdict. Prior to the Supreme Court of Louisiana ruling on these petitions, the Company settled with the St. Mary group of plaintiffs and the State of Louisiana. Subsequently, the Supreme Court of Louisiana denied the applications of all remaining parties. We have been advised by Transocean that all claims against us have now been settled. As all costs related to this litigation, including settlement costs, were borne by Transocean, the settlements did not have a material adverse effect on the Company’s consolidated results of operations, financial condition or cash flows.
      In 1984, in connection with the financing of the corporate headquarters, at that time, for R&B, a predecessor to one of the Company’s subsidiaries, in Tulsa, Oklahoma, the Greater Southwestern Funding Corporation (“Southwestern”) issued and sold, among other instruments, Zero Coupon Series B Bonds due 1999 through 2009 with an aggregate $189 million value at maturity. Paine Webber Incorporated purchased all of the Series B Bonds for resale and in 1985 acted as underwriter in the public offering of most of these bonds. The proceeds from the sale of the bonds were used to finance the acquisition and construction of the headquarters. R&B’s rental obligation was the primary source for repayment of the bonds. In connection with the offering, R&B entered into an indemnification agreement to indemnify Southwestern and Paine Webber from loss caused by any untrue statement or alleged untrue statement of a material fact or the omission or alleged omission of a material fact contained or required to be contained in the prospectus or registration statement relating to that offering. Several years after the offering, R&B defaulted on its lease obligations, which led to a default by Southwestern. Several holders of Series B bonds filed an action in Tulsa, Oklahoma in 1997 against several parties, including Paine Webber, alleging fraud and misrepresentation in connection with the sale of the bonds. In response to a demand from Paine Webber in connection with that lawsuit and a related lawsuit, R&B agreed in 1997 to retain counsel for Paine Webber with respect to only that part of the referenced cases relating to any alleged material misstatement or omission relating to R&B made in certain sections of the prospectus or registration Statement. The agreement to retain counsel did not amend any rights and obligations under the indemnification agreement. There has been only limited progress on the substantive allegations in the case. The trial court has denied class certification, and the plaintiffs’ appeal of this denial to a higher court has been denied. The plaintiffs further appealed that decision and that appeal was denied. The Company disputes that there are any matters requiring the Company to indemnify Paine Webber. In any

TODCO
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
event, the Company does not expect that the ultimate outcome of this matter will have a material adverse effect on its consolidated results of operations, financial condition or cash flows.
      In April 2003, Gryphon Exploration Company (“Gryphon”) filed suit against some of the Company’s subsidiaries, Transocean and other third parties in the United States District Court in Galveston, Texas claiming damages in excess of $6 million. In its complaint, Gryphon alleges the defendants were responsible for well problems experienced by Gryphon with respect to a well in the Gulf of Mexico drilled by the Company’s subsidiaries in 2001. The Company has been advised by Transocean that this claim has now been settled. As all costs related to this litigation, including settlement costs, were borne by Transocean, the settlement of this matter did not have a material adverse effect on its consolidated results of operations, financial condition or cash flows.
      The Company and its subsidiaries are involved in a number of other lawsuits, all of which have arisen in the ordinary course of the Company’s business. The Company does not believe that ultimate liability, if any, resulting from any such other pending litigation will have a material adverse effect on its business or consolidated financial position.
      The Company cannot predict with certainty the outcome or effect of any of the litigation matters specifically described above or of any such other pending litigation. There can be no assurance that the Company’s belief or expectations as to the outcome or effect of any lawsuit or other litigation matter will prove correct and the eventual outcome of these matters could materially differ from management’s current estimates.
      Surety Bonds — As is customary in the contract drilling business, the Company also has various surety bonds totaling $17.1 million in place as of December 31, 2004 that secure customs obligations and certain performance and other obligations. These bonds were issued primarily in connection with the Company’s contracts with PEMEX and PDVSA.
      Self-Insurance — The Company is self-insured for the deductible portion of its insurance coverage. In the opinion of management, adequate accruals have been made based on known and estimated exposures up to the deductible portion of the Company’s insurance coverages.

Note 14 —	Stock-Based Compensation Plans
      TODCO Long-Term Incentive Plan — In February 2004, the Company adopted a long-term incentive plan for certain employees and non-employee directors of the Company in order to provide additional incentives through the grant of awards (the “Plan”). The Plan provides for the grant of options to purchase shares of the Company’s Class A common stock, restricted stock, deferred stock units, share appreciation rights, cash awards, supplemental payments to cover tax liabilities associated with the aforementioned types of awards, and performance awards. Most awards under the Plan vest over a three-year period. A maximum of 3,000,000 shares of the Company’s Class A common stock has been reserved for issuance under the Plan.
      In conjunction with the closing of the IPO, the Company granted options to purchase 1,633,617 shares of the Company’s Class A common stock at an exercise price of $12.00 per share, of which, options to purchase 705,000 shares of common stock vested immediately on the IPO date. The remainder of the options has a weighted average vesting period of approximately 2.24 years and a contractual life of 10 years. In May 2004, the Company granted options to purchase 25,000 shares of the Company’s Class A common stock at an exercise price of $13.78 to non-employee directors of the Company, which vested immediately on the grant date. No options to purchase the Company’s Class A common stock were exercised or forfeited in 2004.

TODCO
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table summarizes information about TODCO stock options held by employees and non-employee directors of the Company at December 31, 2004:

	Weighted-	Options Outstanding		Options Exercisable
Average
	Remaining	Number	Weighted-Average	Number	Weighted-Average
Range of Exercise Prices	Contractual Life	Outstanding	Exercise Price	Outstanding	Exercise Price

$12.00-$13.78	9.1 years	1,658,617	$12.03	730,000	$12.06
      The fair value of the options granted under the Plan in 2004 was estimated using the Black-Scholes options pricing model with the following weighted average assumptions:

Dividend yield	0.00%
Expected price volatility	55.2%
Risk-free interest rate	3.20%
Expected life of options (in years)	5.0
Weighted-average fair value of options granted	$7.94
      The Company recognized compensation expense of $8.7 million related to stock options granted under the Plan during the year ended December 31, 2004.
      Also under the Plan, the Company awarded shares of restricted stock to certain employees and non-employee directors of the Company. The following table summarizes the information related to the restricted stock awards.

		Weighted-Average	Weighted-Average
	Number	Fair Value at	Remaining
	of Shares	Grant Date	Contractual Life

Restricted stock awards granted	314,175	$14.40
Restricted stock awards forfeited	13,429	$14.39
Restricted stock awards outstanding as of December 31, 2004	300,746	$14.40	2.0 years
      The value of these awards was recorded as unearned compensation and will be amortized as compensation expense over the vesting period of the individual stock awards. Unearned compensation relating to the Company’s restricted stock awards of $2.5 million at December 31, 2004 is shown as a reduction of stockholders’ equity. Compensation expense recognized for the twelve months ended December 31, 2004 related to stock awards totaled $1.9 million.
      At December 31, 2004, there were 1,040,637 shares remaining available for the grant of awards under the Plan.
      Transocean Stock Options — Prior to the IPO, certain of the Company’s employees were awarded stock options under the Transocean incentive plan. The Company accounted for these plans under APB 25 under which no compensation expense was recognized for options granted with an exercise price at or above the market price of Transocean’s common stock. See Note 2.
      During 2003, in connection with the transfer of the Transocean Assets to Transocean, certain of the Company’s employees not associated with the Company’s Shallow Water business became employees of Transocean, and Transocean assumed any future expense relating to the vesting of the options held by these employees. Additionally, certain former Transocean employees became employees of the Company. The Company assumed any future expense relating to the vesting of options held by these former Transocean employees. In connection with the IPO, the employees holding these Transocean stock options were treated as terminated for the convenience of Transocean on the IPO date. As a result, the 250,797 options outstanding on

TODCO
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
February 10, 2004 became fully vested and were modified to remain exercisable over the original contractual life. In connection with the modification of these options, the Company recognized $1.5 million of additional compensation expense in the first quarter of 2004. No further compensation expense will be recorded in the future related to the Transocean options.

Note 15 —	Retirement Plans and Other Post employment Benefits
      Pension and Postretirement Benefits — The Company had three noncontributory pension plans prior to the Transocean Merger, which are now maintained by Transocean Holdings, an affiliate of Transocean. One or more of these plans covered substantially all of the R&B Falcon employees paid from a U.S. payroll. Plan benefits were primarily based on years of service and average high 60-month compensation.
      The R&B Falcon U.S. Pension Plan (the “U.S. Pension Plan”) is qualified under the Employee Retirement Income Security Act (ERISA). The R&B Falcon Non-U.S. Pension Plan (the “Non-U.S. Pension Plan”) is a nonqualified plan and is not subject to ERISA funding requirements. The R&B Falcon Retirement Benefit Replacement Plan (the “Replacement Plan”) is a self-administered unfunded excess benefit plan. All members of the U.S. Pension Plan are potential participants in the Replacement Plan.
      In addition to providing pension benefits, the Company provided certain life and health care insurance benefits for its retired employees. Effective January 1, 1999, the Company no longer provides a retiree life insurance plan to its current employees. Only those former employees who retired prior to May 1, 1986 were eligible to retain their retiree life insurance. Retiree life insurance benefits are provided through an insurance company whose premiums are based on benefits paid during the year. Retiree health coverage was also significantly restricted effective January 1, 1999. Effective August 1, 2002, all retiree medical coverage and retiree life insurance for former R&B Falcon employees were transferred to plans maintained by Transocean Holdings.
      Effective August 1, 2002, Transocean Holdings became the plan sponsor for the U.S. Pension Plan, the Non-U.S. Pension Plan and the Replacement Plan and assumed all liabilities related to these plans. The Company recorded a net distribution to Transocean Holdings of the prepaid (accrued) cost relating to these plans and the postretirement benefit plans. In conjunction with the change in the plan sponsor, the plans were renamed the Transocean Holdings U.S. Pension Plan (formerly R&B Falcon U.S. Pension Plan), the Transocean Holdings Non-U.S. Pension Plan (formerly R&B Falcon Non-U.S. Pension) and the Transocean Holdings Replacement Plan (formerly R&B Falcon Replacement Plan).
      Savings Plans — The Company had two savings plans that allowed employees to contribute up to 15 percent of their base salary (subject to certain limitations). Under these plans, the Company made matching contributions to equal 100 percent of employee contributions on the first 6 percent of their base salary. From July 1, 1999 through the date of the Transocean Merger, the Company made its matching contributions in the form of issuing shares of R&B Falcon common stock. Certain of the Company’s employees were allowed to begin participation in the Transocean U.S. Savings Plan (formerly, Transocean Sedco Forex Savings Plan) on June 1, 2001, July 1, 2001 or August 1, 2001 based on their assignment and geographic location. Effective August 1, 2001 and in conjunction with eligible employee participation in the Transocean U.S. Savings Plan, the R&B Falcon U.S. Savings Plan and the R&B Falcon Non-U.S. Savings Plan were closed to all new participants and contributions into the plans ceased. Participants continued to direct the investment of their accumulated contributions into various plan investment options. Effective August 1, 2002, Transocean Holdings became the plan sponsor for the R&B Falcon Non-U.S. Savings Plan, which was renamed the Transocean Holdings Non-U.S. Savings Plan.
      Effective November 1, 2002, the Transocean U.S. Savings Plan was amended and the Company’s Shallow Water employees were restricted from participation in this Plan. Effective December 1, 2002, all

TODCO
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
savings plan assets of the employees were liquidated and transferred from the Transocean U.S. Savings Plan into the R&B Falcon U.S. Savings Plan. Additionally, all savings plan assets in the R&B Falcon U.S. Savings Plan of active former R&B Falcon employees who were not assigned to the Shallow Water operations were liquidated and transferred into the Transocean U.S. Savings Plan. The R&B Falcon U.S. Savings Plan has also been amended and restated effective January 1, 2003.
      Compensation costs under the plans amounted to $2.4 million, $2.6 million and $1.6 million for the years ended December 31, 2004, 2003 and 2002, respectively.

Note 16 —	Related Party Transactions
      Allocation of Administrative Costs — Subsidiaries of Transocean provide certain administrative support to the Company. Transocean charges the Company a proportional share of its administrative costs based on estimates of the percentage of work the individual Transocean departments perform for the Company. In the opinion of management, Transocean is charging the Company for all costs incurred on its behalf under a comprehensive and reasonable cost allocation method. The amount of expense allocated to the Company for the three years ended December 31, 2004 was $0.4 million, $1.4 million and $9.7 million, respectively. These allocated expenses were classified as general and administrative expense — related party.
      Notes Receivable — Transocean — As consideration for the sales of certain of the Transocean Assets to Transocean in 2001 and 2002, the Company received promissory notes from Transocean in the aggregate principal amounts of $93.0 million and $425.0 million which bore interest at 5.5 percent and 5.72 percent per annum, respectively. The notes were prepayable at any time at Transocean’s options, without penalty, and were repaid in full in December 2002. During the year ended December 31, 2002, the Company recognized $27.0 million in interest income — related party attributable to these notes.
      Transfer of Transocean Assets — The Company sold and/or distributed the Transocean Assets to Transocean primarily as in-kind dividends and transfers in exchange for the cancellation of debt to Transocean, and in some instances, for cash. See Note 21.

Note 17 —	Segments, Geographical Analysis and Major Customers
      The Company’s operating assets consist of jackup and submersible drilling rigs and inland drilling barges and a platform rig located in the U.S. Gulf of Mexico and Trinidad, two jackup drilling rigs and one platform rig in Mexico, as well as land and lake barge drilling units located in Venezuela. We provide contract oil and gas drilling services and report the results of those operations in four business segments which correspond to our principal geographic regions in which we operate: U.S. Inland Barge Segment, U.S. Gulf of Mexico Segment, Other International Segment and Delta Towing Segment. The accounting policies of the reportable segments are the same as those described in Note 2.

TODCO
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Revenue, depreciation, impairment loss, operating income (loss) and identifiable assets by reportable business segment were as follows (in millions):

	U.S. Gulf of	U.S. Inland	Other	Delta
	Mexico	Barge	International	Towing	Corporate &
	Segment	Segment	Segment	Segment	Other(a)	Total

2004
Revenues	$141.2	$105.9	$73.3	$31.0	$—	$351.4
Depreciation	49.5	22.5	19.0	4.7	—	95.7
Impairment loss on long-lived assets	—	—	2.8	—	—	2.8
Operating income (loss)	(0.2)	3.2	(10.4)	2.9	(29.8)	(34.3)
Identifiable assets	354.1	160.8	154.5	51.8	40.2	761.4
2003
Revenues	$101.2	$84.2	$42.3	$—	$—	$227.7
Depreciation	55.3	23.3	13.6	—	—	92.2
Impairment loss on long-lived assets	10.6	—	0.7	—	—	11.3
Operating loss	(63.2)	(34.5)	(4.7)	—	(16.3)	(118.7)
Identifiable assets	334.6	170.4	171.3	61.3	40.6	778.2
2002
Revenues	$65.7	$87.5	$34.6	$—	$—	$187.8
Depreciation	58.1	23.3	10.5	—	—	91.9
Impairment loss on long-lived assets	1.1	—	16.4	—	—	17.5
Impairment loss on goodwill	—	—	—	—	381.9	381.9
Operating loss	(80.7)	(2.3)	(23.3)	—	(410.8)	(517.1)
Identifiable assets	447.8	210.6	103.3	—	1,465.5	2,227.2

(a)	Includes general and administrative expenses and impairment charges which were not allocated to a reportable segment. Identifiable assets include assets related to discontinued operations of $0.1 million and $995.5 million at December 31, 2003 and, 2002, respectively.
     The Company provides contract oil and gas drilling services with different types of drilling equipment in several countries. Geographic information about the Company’s operations was as follows (in millions):

	Year Ended December 31,

	2004	2003	2002

Operating Revenues
United States	$278.1	$185.4	$153.9
Other countries	73.3	42.3	33.9

Total operating revenues	$351.4	$227.7	$187.8

TODCO
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31,

	2004	2003

Long-Lived Assets
United States	$473.8	$542.5
Other countries	129.7	150.1

Total long-lived assets	$603.5	$692.6

      A substantial portion of the Company’s assets are mobile. Asset locations at the end of the period are not necessarily indicative of the geographic distribution of the earnings generated by such assets during the periods.
      Capital expenditures during the year ended December 31, 2004 by segment were $0.8 million for the U.S. Gulf of Mexico Segment, $2.4 million for the U.S. Inland Barge Segment, $4.0 million for the Other International Segment and $5.2 million for Corporate and Other.
      The Company’s international operations are subject to certain political and other uncertainties, including risks of war and civil disturbances (or other events that disrupt markets), expropriation of equipment, repatriation of income or capital, taxation policies, and the general hazards associated with certain areas in which operations are conducted.
      The Company provides drilling rigs, related equipment and work crews primarily on a dayrate basis to customers who are drilling oil and gas wells. The Company provides these services mostly to independent oil and gas companies, but it also services major international and government-controlled oil and gas companies. In 2004 and 2003, one customer, Applied Drilling Technologies, Inc., accounted for 11 percent of the Company’s total operating revenue for each respective year. No other customer accounted for 10 percent or more of the Company’s total operating revenues in 2004, 2003 or 2002. However, the loss of any significant customer could have a material adverse effect on the Company’s results of operations.

Note 18 —	Restructuring Expense
      In September 2002, the Company committed to a restructuring plan to consolidate certain functions and offices. The plan resulted in the closure of an office and warehouse in Louisiana and relocation of most of the operations and administrative functions previously conducted at that location. The Company established a liability of $1.2 million for the estimated severance-related costs associated with the involuntary termination of 57 employees pursuant to this plan. The charge was reported as operating and maintenance expense in the Company’s consolidated statements of operations for the year ended December 31, 2002. All of the previously established liability was paid to the 50 employees whose employment was terminated as a result of this plan in late 2002 and early 2003.
Note 19 — Loss Per Common Share
      The Company’s basic loss per share, which is based upon the weighted average common shares outstanding without the dilutive effects of common stock equivalents (awards, options, warrants, etc.), was $(0.52), $(23.56) and $(457.65) for the three years ended December 31, 2004, 2003 and 2002, respectively. As a result of the net loss reported for the year ended December 31, 2004, the following potential common shares have been excluded from the calculation of diluted loss per share because their effect would be anti-dilutive: 71,595 potential common shares related to outstanding stock options and 112,667 potential common shares related to restricted stock awards. There were no common stock equivalents outstanding during December 31, 2003 and 2002. No adjustments to net loss were made in calculating diluted earnings (loss) per share for the three years ended December 31, 2004.

TODCO
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 20 — Quarterly Results (Unaudited)
      Summarized quarterly financial data for the years ended December 31, 2004 and 2003 are as follows (in millions, except per share amounts):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total

2004
Operating revenues	$73.8	$80.8	$93.1	$103.7	$351.4
Operating income (loss)(a)	(27.0)	(9.6)	(2.3)	4.6	(34.3)
Net income (loss)	(22.3)	(7.4)	(2.5)	3.4	(28.8)
Basic and diluted EPS(b)	$(0.53)	$(0.12)	$(0.04)	$0.06	$(0.52)
2003
Operating revenues	$53.3	$55.5	$58.5	$60.4	$227.7
Operating loss(c)	(29.4)	(50.0)	(24.8)	(14.5)	(118.7)
Loss from continuing operations	(57.0)	(101.7)	(35.0)	(28.3)	(222.0)
Loss from discontinued operations	(30.9)	(34.1)	—	—	(65.0)
Cumulative effect of a change in accounting principle	—	—	—	0.8	0.8
Net loss(d)	(87.9)	(135.8)	(35.0)	(27.5)	(286.2)
Basic and diluted EPS
Continuing operations	(4.70)	(8.37)	(2.88)	(2.33)	(18.28)
Discontinued operations	(2.54)	(2.81)	—	—	(5.35)
Cumulative effect of a change in accounting principle	—	—	—	0.07	0.07
Net loss	$(7.24)	$(11.18)	$(2.88)	$(2.26)	$(23.56)

(a)	Fourth quarter of 2004 includes a $2.8 million impairment loss on long-lived assets and a $1.8 million gain resulting from the Company’s reassessment of estimated medical claims incurred but not yet paid.

(b)	The sum of EPS for the four quarters may differ from the annual EPS due to the required method of computing weighted average number of shares in the respective periods.

(c)	First quarter of 2003 included a $30.0 million loss on retirement of debt. Second quarter 2003 included an $11.6 million impairment loss on long-lived assets, a $21.3 million impairment loss on a note receivable from a then-unconsolidated joint venture and a $49.5 million loss on retirement of debt (see Notes 4, 6 and 21).

(d)	Fourth quarter 2003 included a gain of $0.8 million presented as a cumulative effect of a change in accounting principle as a result of the consolidation of Delta Towing (see Note 4).
Note 21 — Discontinued Operations
      There were no revenues related to discontinued operations for the year ended December 31, 2004. Operating revenues related to discontinued operations for the years ended December 31, 2003 and 2002, respectively, were $53.4 million and $658.3 million, respectively.
      At December 31, 2004 liabilities related to discontinued operations consisted primarily of other current liabilities of $0.2 million. At December 31, 2003, net liabilities related to discontinued operations consisted of other current receivables of $0.1 million and accounts payable and other current liabilities of $0.5 million.
      Transfer of Transocean Assets — During 2003, the Company substantially completed the transfer of all Transocean Assets, including the transfers of all revenue-producing Transocean Assets, to Transocean primarily as in-kind dividends and transfers in exchange for the cancellation of debt payable to Transocean,

TODCO
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
and, in some instances, for cash. The following is a summary of these transactions executed during 2003 and 2002:

In-Kind Distributions:

•	During 2003 and 2002, twelve subsidiaries of the Company with an aggregate net book value of $44.6 million and $54.1 million, respectively, were distributed as in-kind dividends for no consideration to Transocean. The transactions were recorded as decreases to additional paid-in capital.

•	Nine drilling rigs, the operating lease for the M. G. Hulme, Jr. and certain other surplus assets with an aggregate net book value of $278.8 million were distributed, in separate transactions, as in-kind dividends for no consideration to Transocean during 2002. The transactions were recorded as decreases to additional paid-in capital.

•	Certain accounts receivable balances from related parties, a 12.5 percent undivided interest in an aircraft and other miscellaneous Transocean Assets with an aggregate net book value of $203.3 million were distributed to Transocean as an in-kind dividends for no consideration in 2003. The transactions were recorded as decreases to additional paid-in capital.

•	Net deferred tax assets of $45.2 million related to the distributions and sales of rigs, subsidiaries and certain assets were distributed as in-kind dividends for no consideration to Transocean in 2002. The transactions were recorded as a reduction to additional paid-in capital.

•	The prepaid (accrued) costs related to the Company’s defined benefit pension plans and retiree life and medical insurance plans with a net book value of $5.3 million were distributed as an in-kind dividend for no consideration to Transocean in 2002. The transaction was recorded as a decrease to additional paid-in capital.

Sales:

•	The Company sold to Transocean the stock of Arcade Drilling AS for net proceeds of $264.1 million and recorded a net pre-tax loss of $11.0 million. The sales transaction was at fair value determined based on an independent third party appraisal, which is included in the results of discontinued operations. In consideration for the sale of the subsidiary, Transocean cancelled $233.3 million principal amount of the Company’s 6.95% Exchanged Notes. The market value attributable to the notes, 113.21 percent of the principal amount, was based on an independent third party appraisal. The Company recorded a net pre-tax loss of approximately $30.0 million in 2003 related to the retirement of these notes. (See Note 6.)

•	The Company sold Cliffs Platform Rig 1 to Transocean in consideration for the cancellation of $13.9 million of the 6.95% Exchanged Notes held by Transocean. The Company recorded the excess of the sales price over the net book value of $1.6 million as an increase to additional paid-in capital and a pre-tax loss on the retirement of debt of $1.5 million in 2003. (See Note 6.)

•	In 2003, the Company sold to Transocean its 50 percent interest in Deepwater Drilling L.L.C. and its 60 percent interest in Deepwater Drilling II L.L.C. in consideration for the cancellation of $43.7 million principal amount of the Company’s debt held by Transocean. The value of the Company’s interests in these subsidiaries was determined based on a similar third party transaction. The Company recorded the excess of the sales price over the net book value of the membership interests of $21.6 million as an increase to additional paid-in capital.

•	In 2003, the Company sold to Transocean its membership interests in its wholly-owned subsidiary, R&B Falcon Drilling (International & Deepwater) Inc. LLC. As consideration for the stock sold, Transocean cancelled $238.8 million of the Company’s outstanding debt held by them. The sales

TODCO
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

transaction was based on a valuation, which took into account valuations of the drilling units owned by the entities sold to Transocean. The Company recorded the excess of the net book value over the sales price of the membership interests of $60.9 million as a loss on sale of assets, which was included in the results of discontinued operations and a pre-tax loss on the retirement of debt of $48.0 million. (See Note 6).

•	The Company sold two drilling units to Transocean, in separate transactions, for net proceeds of $93.0 million during 2002. The sales transactions were at fair market value based on third party appraisals. In consideration for the sales of these drilling units, Transocean delivered promissory notes in the aggregate principal amount of $93.0 million to the Company. The excess of the sales price over the net book value of the rigs of $5.4 million was recorded as additional paid-in capital. In December 2002, Transocean repaid to the Company the $93.0 million aggregate principal amount of the promissory notes plus accrued and unpaid interest.

•	Five subsidiaries of the Company were sold in separate transactions during 2002 to Transocean for net proceeds of $2.5 million. The sales prices of the subsidiaries were based on internal valuations and recommendations from a third party consulting firm that managed assets held by certain of the subsidiaries that were sold. The excess of the net proceeds over the net book value of the subsidiaries of $1.2 million was recorded as additional paid-in capital.

Assignments:

•	The rights and obligations under a rig sharing agreement for the Deepwater Millenium and the drilling contracts for four other drilling units were assigned for no consideration to Transocean in 2002.

•	In 2003, the Company assigned to Transocean the drilling contract for the drilling unit Deepwater Frontier for no consideration.
Note 22 — Subsequent Events (unaudited)
      Effective February 23, 2005, Transocean notified the Company of its election to request the Company to file a “shelf” registration statement on Form S-3 to register the resale of up to 13,310,000 shares of the Company’s Class A common stock by Transocean on a delayed or continuous basis under Rule 415 of the Securities Act of 1933, as amended, pursuant to the Registration Rights Agreement between TODCO and Transocean. The Company will receive no proceeds from this offering.
      Rig 74 and Rig 75, which were cold stacked as of December 31, 2004, were bareboat chartered by us from a third party. Under these bareboat charters, we operated, maintained and insured them and were obligated to return them at the end of the charter period in accordance with the terms of the charters, which generally required the rigs to be in the same condition as received, ordinary wear and tear excepted. The charters on these two rigs expired in February 2005 and the Company decided not to renew the charters and returned these rigs back to the third party owner. The Company incurred approximately $0.4 million additional expense in returning these two rigs to their owner in the first quarter of 2005.
      On March 1, 2005, the Company entered into an agreement to sell THE 192, a non-drilling jackup rig that was taken out of drilling service in May 2003. The Company expects this sale to close in April 2005, subject to customary closing conditions and to result in a gain of approximately $3.9 million.

TODCO AND SUBSIDIARIES
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

		Additions

		Charged	Charged
	Balance at	to Costs	to Other				Balance at
	Beginning	and	Accounts		Deductions		End of
	of Period	Expenses	(Describe)		(Describe)		Period

	(In millions)
Year Ended December 31, 2002
Reserves and allowances deducted from asset accounts:
Allowance for doubtful accounts receivable	$8.8	$4.1	$—		$6.2	(a)	$6.7
Allowance for obsolete materials and supplies	0.2	—	—		0.2	(b)	—
Year Ended December 31, 2003
Reserves and allowances deducted from asset accounts:
Allowance for doubtful accounts receivable	6.7	0.4	0.4	(c)	2.5	(a)	5.0
Allowance for obsolete materials and supplies	—	0.3	—		—		0.3
Year Ended December 31, 2004
Reserves and allowances deducted from asset accounts:
Allowance for doubtful accounts receivable	5.0	0.2	—		5.0	(a)	0.2
Allowance for obsolete materials and supplies	$0.3	$—	$—		$—		$0.3

(a)	Uncollectible accounts receivable written off, net of recoveries.

(b)	Amount is related to the sale of a rig and distribution of assets to a related party.

(c)	Balance attributable to consolidation of Delta Towing at December 31, 2003.
     Other schedules have been omitted either because they are not required or are not applicable, or because the required information is included in the consolidated financial statements or notes thereto.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
      None.
Item 9A.                           Controls and Procedures
      As of December 31, 2004, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
      There have been no changes in our internal control over financial reporting that occurred during the three months ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.                           Other Information
      None.
PART III

Item 10.	Directors and Executive Officers of the Registrant

Item 11.	Executive Compensation

Item 12.	Security Ownership of Certain Beneficial Owners and Management

Item 13.	Certain Relationships and Related Party Transactions

Item 14.	Principal Accountant Fees and Services
      The information required by Items 10, 11, 12, 13 and 14 is incorporated herein by reference to the Company’s definitive proxy statement for its 2005 annual general meeting of stockholders, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Act of 1934 within 120 days of December 31, 2004.

PART IV

Item 15.	Exhibits and Financial Statement Schedules
Financial Statements
      See Index to Consolidated Financial Statements and Schedule on Page 49.
Financial Statement Schedules
      See Index to Consolidated Financial Statements and Schedule on Page 49.
Exhibit Index

Exhibit		Filed Herewith or Incorporated by
No.	Description	Reference from:

3.1	Third Amended and Restated Certificate of Incorporation	Exhibit 3.1 to Annual Report on Form 10-K for the year ended December 31, 2003

3.2	Amended and Restated By-Laws	Exhibit 3.2 to Annual Report on Form 10-K for the year ended December 31, 2003

3.4	Form of Certificate of Designation of Series A Junior Participating Preferred Stock (included as Exhibit A to Exhibit 3.3)	Included as Exhibit A to Exhibit 3.3 to Amendment 1 of Form S-1, Registration No. 333-101921, filed February 12, 2003

4.1	Rights Agreement by and between TODCO and The Bank of New York, dated as of February 4, 2004	Exhibit 4.1 to Annual Report on Form 10-K for the year ended December 31, 2003

4.2	Specimen Stock Certificate	Exhibit 4.1 to Amendment 3 of Form S-1, Registration No. 333-101921, filed September 12, 2003

4.3	The Company is a party to several debt instruments under which the total amount of securities authorized does not exceed 10% of the total assets of the Company and its subsidiaries on a consolidated basis. Pursuant to Paragraph 4(iii)(A) of Item 601(b) of Regulation S-K, the Company agrees to furnish a copy of such instruments to the Commission upon request

4.4	Omnibus Credit and Guaranty Agreement dated as of December 30, 2003 among TODCO, the guarantors, lenders and issuing bank parties thereto, Citibank N.A., as administrative agent and collateral agent, and Citigroup Global Markets, Inc., as lead arranger and sole book runner	Exhibit 4.2 to Amendment 7 of Form S-1, Registration No. 333-101921, filed January 21, 2004

10.1	Master Separation Agreement dated February 4, 2004 by and among Transocean, Inc., Transocean Holdings Inc., and TODCO	Exhibit 99.2 to Current Report of Transocean Inc. on Form 8-K dated as of March 3, 2004

10.2	Tax Sharing Agreement dated February 4, 2004 by and between Transocean Holdings Inc. and TODCO	Exhibit 99.3 to Current Report of Transocean Inc. on Form 8-K dated as March 3, 2004

10.3	Transition Services Agreement dated February 4, 2004 between Transocean Holdings Inc. and TODCO	Exhibit 99.4 to Current Report of Transocean Inc. on Form 8-K dated as of March 3, 2004

Exhibit			Filed Herewith or Incorporated by
No.		Description	Reference from:

10.4		Employee Matters Agreement dated February 4, 2004 by and among Transocean, Inc., Transocean Holdings Inc., and TODCO	Exhibit 99.5 to Current Report of Transocean Inc. on Form 8-K dated as of March 10, 2004

10.5		Registration Rights Agreement dated February 4, 2004 between Transocean Inc. and TODCO	Exhibit 99.6 to Current Report of Transocean Inc. on Form 8-K dated as of March 3, 2004

10.6		Amendment No. 1 to Registration Rights Agreement dated September 7, 2004 between Transocean Inc. and TODCO	Exhibit 10.15 to Amendment 1 of Form S-1. Registration No. 333-117888, filed September 9, 2004

10.7		Amendment No. 2 to Registration Rights Agreement dated November 19, 2004 between Transocean Inc. and TODCO	Exhibit 10.17 to Form S-1, Registration No. 333-120651, filed November 22, 2004.

10.8		Service and Secondment Agreement dated July 26, 2004 between Transocean Offshore International Ventures Ltd. And Cliffs Drilling Trinidad Offshore Limited	Exhibit 10.16 to Amendment 1 of Form S-1, Registration No. 333-117888, filed September 9, 2004.

10.9		Revolving Credit and Note Purchase Agreement, dated as of December 20, 2001, among Delta Towing, LLC, as Borrower, R&B Falcon Drilling USA, Inc., as RBF Noteholder, and Beta Marine Services, L.L.C., as Beta Noteholder	Exhibit 10.9 to Form S-1, Registration No. 333-101921, filed December 18, 2002

*10	.10	TODCO Long-Term Incentive Plan	Exhibit 10.6 to Amendment 6 of Form S-1, Registration No. 333-101921, filed December 15, 2003

*10	.11	Employment Agreement dated July 15, 2002, between Jan Rask, R&B Falcon Management Services, Inc. and R&B Falcon Corporation	Exhibit 10.7 to Form S-1, Registration No. 333-101921, filed December 18, 2002

*10	.12	Amendment No. 1 dated December 12, 2003 to the Employment Agreement dated July 15, 2002 between Jan Rask, R&B Falcon Management Services, Inc. and R&B Falcon Corporation	Exhibit 10.8 to Amendment 6 of Form S-1, Registration No. 333-101921, filed December 15, 2003

*10	.13	Employment Agreement dated July 18, 2002 between T. Scott O’Keefe, R&B Falcon Management Services, Inc. and R&B Falcon Corporation	Exhibit 10.8 to Form S-1, Registration No. 333-101921, filed December 18, 2002

*10	.14	Amendment No. 1 dated December 12, 2003 to the Employment Agreement dated July 18, 2002 between T. Scott O’Keefe, R&B Falcon Management Services, Inc. and R&B Falcon Corporation	Exhibit 10.10 to Amendment 6 of Form S-1, Registration No. 333-101921, filed December 15, 2003

*10	.15	Employment Agreement dated April 28, 2003 between David J. Crowley, TODCO Management Services, LLC and TODCO	Exhibit 10.9 to Amendment 3 of Form S-1, Registration No. 333-101921, filed September 12, 2003

*10	.16	Form of Indemnification Agreement for Officers and Directors	Exhibit 10.10 to Amendment 3 of Form S-1, Registration No. 333-101921, filed September 12, 2003

*10	.17	TODCO Severance Policy	Exhibit 10.14 to Amendment 8 of Form S-1, Registration No. 333-101921, filed February 3, 2004

Exhibit			Filed Herewith or Incorporated by
No.		Description	Reference from:

*10	.18	Form of Employee Restricted Stock Grant Award Letter under the TODCO Long-Term Incentive Plan	Exhibit 4.8 to Form S-8, Registration No. 333-112641 filed February 10, 2004

*10	.19	Form of Employee Stock Option Grant Award Letter under the TODCO Long-Term Incentive Plan	Exhibit 4.7 to Form S-8, Registration No. 333-112641 filed February 10, 2004

*10	.20	Form of Employee Deferred Performance Unit Award Letter under the TODCO Long-Term Incentive Plan	Exhibit 10.3 to Current Report on Form 8-K filed February 11, 2005

*10	.21	Form of Employee Performance Bonus Award Letter — Operations and Rig Level Personnel	Exhibit 10.5 to Current Report on Form 8-K filed February 11, 2005

*10	.22	Form of Employee Performance Bonus Award Letter — Other Shore-Based Personnel	Exhibit 10.6 to Current Report on Form 8-K filed February 11, 2005

*10	.23	Description of Executive Officer Compensation for 2005	Item 1.01 of Current Report on Form 8-K filed February 11, 2005

*10	.24	Director Compensation Arrangements for 2005	Exhibit 10.4 to Current Report on Form 8-K filed February 11, 2005

14.1		TODCO Code of Business Conduct and Ethics	Exhibit 14.1 to Annual Report on Form 10-K for the year ended December 31, 2003

21.1		Subsidiaries of Registrant	Filed herewith

23.1		Consent of Ernst & Young LLP	Filed herewith

24.1		Powers of Attorney	Filed herewith

31.1		Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed herewith

31.2		Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Filed herewith

†32	.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer	Furnished herewith

*	Management compensation contract, plan or arrangement.

†	Furnished, not filed, in accordance with Item 601(b)(32) of Registration S-K.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in Houston, Texas, on this 14th day of March, 2005.

TODCO

/s/ JAN RASK

Jan Rask
President and Chief Executive Officer
      Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons in the capacities indicated on the 14th day of March, 2005.

Signature	Title

/s/ JAN RASK Jan Rask	President and Chief Executive Officer and Director (Principal Executive Officer)

/s/ T. SCOTT O’KEEFE T. Scott O’Keefe	Senior Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ DALE W. WILHELM Dale W. Wilhelm	Vice President and Controller (Principal Accounting Officer)

* Thomas N. Amonett	Director and Chairman of the Board

* R. Don Cash	Director

* Thomas M Hamilton	Director

* Thomas R. Hix	Director

* Arthur Lindenauer	Director

* Robert L. Long	Director

* J. Michael Talbert	Director

*	Signed through power of attorney

Exhibit Index

Exhibit		Filed Herewith or Incorporated by
No.	Description	Reference from:

3.1	Third Amended and Restated Certificate of Incorporation	Exhibit 3.1 to Annual Report on Form 10-K for the year ended December 31, 2003

3.2	Amended and Restated By-Laws	Exhibit 3.2 to Annual Report on Form 10-K for the year ended December 31, 2003

3.4	Form of Certificate of Designation of Series A Junior Participating Preferred Stock (included as Exhibit A to Exhibit 3.3)	Included as Exhibit A to Exhibit 3.3 to Amendment 1 of Form S-1, Registration No. 333-101921, filed February 12, 2003

4.1	Rights Agreement by and between TODCO and The Bank of New York, dated as of February 4, 2004	Exhibit 4.1 to Annual Report on Form 10-K for the year ended December 31, 2003

4.2	Specimen Stock Certificate	Exhibit 4.1 to Amendment 3 of Form S-1, Registration No. 333-101921, filed September 12, 2003

4.3	The Company is a party to several debt instruments under which the total amount of securities authorized does not exceed 10% of the total assets of the Company and its subsidiaries on a consolidated basis. Pursuant to Paragraph 4(iii)(A) of Item 601(b) of Regulation S-K, the Company agrees to furnish a copy of such instruments to the Commission upon request

4.4	Omnibus Credit and Guaranty Agreement dated as of December 30, 2003 among TODCO, the guarantors, lenders and issuing bank parties thereto, Citibank N.A., as administrative agent and collateral agent, and Citigroup Global Markets, Inc., as lead arranger and sole book runner	Exhibit 4.2 to Amendment 7 of Form S-1, Registration No. 333-101921, filed January 21, 2004

10.1	Master Separation Agreement dated February 4, 2004 by and among Transocean, Inc., Transocean Holdings Inc., and TODCO	Exhibit 99.2 to Current Report of Transocean Inc. on Form 8-K dated as of March 3, 2004

10.2	Tax Sharing Agreement dated February 4, 2004 by and between Transocean Holdings Inc. and TODCO	Exhibit 99.3 to Current Report of Transocean Inc. on Form 8-K dated as March 3, 2004

10.3	Transition Services Agreement dated February 4, 2004 between Transocean Holdings Inc. and TODCO	Exhibit 99.4 to Current Report of Transocean Inc. on Form 8-K dated as of March 3, 2004

10.4	Employee Matters Agreement dated February 4, 2004 by and among Transocean, Inc., Transocean Holdings Inc., and TODCO	Exhibit 99.5 to Current Report of Transocean Inc. on Form 8-K dated as of March 10, 2004

10.5	Registration Rights Agreement dated February 4, 2004 between Transocean Inc. and TODCO	Exhibit 99.6 to Current Report of Transocean Inc. on Form 8-K dated as of March 3, 2004

10.6	Amendment No. 1 to Registration Rights Agreement dated September 7, 2004 between Transocean Inc. and TODCO	Exhibit 10.15 to Amendment 1 of Form S-1. Registration No. 333-117888, filed September 9, 2004

Exhibit			Filed Herewith or Incorporated by
No.		Description	Reference from:

10.7		Amendment No. 2 to Registration Rights Agreement dated November 19, 2004 between Transocean Inc. and TODCO	Exhibit 10.17 to Form S-1, Registration No. 333-120651, filed November 22, 2004.

10.8		Service and Secondment Agreement dated July 26, 2004 between Transocean Offshore International Ventures Ltd. And Cliffs Drilling Trinidad Offshore Limited	Exhibit 10.16 to Amendment 1 of Form S-1, Registration No. 333-117888, filed September 9, 2004.

10.9		Revolving Credit and Note Purchase Agreement, dated as of December 20, 2001, among Delta Towing, LLC, as Borrower, R&B Falcon Drilling USA, Inc., as RBF Noteholder, and Beta Marine Services, L.L.C., as Beta Noteholder	Exhibit 10.9 to Form S-1, Registration No. 333-101921, filed December 18, 2002

*10	.10	TODCO Long-Term Incentive Plan	Exhibit 10.6 to Amendment 6 of Form S-1, Registration No. 333-101921, filed December 15, 2003

*10	.11	Employment Agreement dated July 15, 2002, between Jan Rask, R&B Falcon Management Services, Inc. and R&B Falcon Corporation	Exhibit 10.7 to Form S-1, Registration No. 333-101921, filed December 18, 2002

*10	.12	Amendment No. 1 dated December 12, 2003 to the Employment Agreement dated July 15, 2002 between Jan Rask, R&B Falcon Management Services, Inc. and R&B Falcon Corporation	Exhibit 10.8 to Amendment 6 of Form S-1, Registration No. 333-101921, filed December 15, 2003

*10	.13	Employment Agreement dated July 18, 2002 between T. Scott O’Keefe, R&B Falcon Management Services, Inc. and R&B Falcon Corporation	Exhibit 10.8 to Form S-1, Registration No. 333-101921, filed December 18, 2002

*10	.14	Amendment No. 1 dated December 12, 2003 to the Employment Agreement dated July 18, 2002 between T. Scott O’Keefe, R&B Falcon Management Services, Inc. and R&B Falcon Corporation	Exhibit 10.10 to Amendment 6 of Form S-1, Registration No. 333-101921, filed December 15, 2003

*10	.15	Employment Agreement dated April 28, 2003 between David J. Crowley, TODCO Management Services, LLC and TODCO	Exhibit 10.9 to Amendment 3 of Form S-1, Registration No. 333-101921, filed September 12, 2003

*10	.16	Form of Indemnification Agreement for Officers and Directors	Exhibit 10.10 to Amendment 3 of Form S-1, Registration No. 333-101921, filed September 12, 2003

*10	.17	TODCO Severance Policy	Exhibit 10.14 to Amendment 8 of Form S-1, Registration No. 333-101921, filed February 3, 2004

*10	.18	Form of Employee Restricted Stock Grant Award Letter under the TODCO Long-Term Incentive Plan	Exhibit 4.8 to Form S-8, Registration No. 333-112641 filed February 10, 2004

*10	.19	Form of Employee Stock Option Grant Award Letter under the TODCO Long-Term Incentive Plan	Exhibit 4.7 to Form S-8, Registration No. 333-112641 filed February 10, 2004

*10	.20	Form of Employee Deferred Performance Unit Award Letter under the TODCO Long-Term Incentive Plan	Exhibit 10.3 to Current Report on Form 8-K filed February 11, 2005

Exhibit			Filed Herewith or Incorporated by
No.		Description	Reference from:

*10	.21	Form of Employee Performance Bonus Award Letter — Operations and Rig Level Personnel	Exhibit 10.5 to Current Report on Form 8-K filed February 11, 2005

*10	.22	Form of Employee Performance Bonus Award Letter — Other Shore-Based Personnel	Exhibit 10.6 to Current Report on Form 8-K filed February 11, 2005

*10	.23	Description of Executive Officer Compensation for 2005	Item 1.01 of Current Report on Form 8-K filed February 11, 2005

*10	.24	Director Compensation Arrangements for 2005	Exhibit 10.4 to Current Report on Form 8-K filed February 11, 2005

14.1		TODCO Code of Business Conduct and Ethics	Exhibit 14.1 to Annual Report on Form 10-K for the year ended December 31, 2003

21.1		Subsidiaries of Registrant	Filed herewith

23.1		Consent of Ernst & Young LLP	Filed herewith

24.1		Powers of Attorney	Filed herewith

31.1		Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed herewith

31.2		Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Filed herewith

†32	.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer	Furnished herewith

*	Management compensation contract, plan or arrangement.

†	Furnished, not filed, in accordance with Item 601(b)(32) of Registration S-K.