Form 10-Q
period 2005-09-30
TODCO
filed 2005-11-03
CIK 1210697

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
Commission File Number 1-31983

TODCO
(Exact name of registrant as specified in its charter)

Delaware	76-0544217
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2000 W. Sam Houston Parkway South, Suite 800	(713) 278-6000
Houston, Texas 77042-3615	(Registrant’s telephone number, including area code)
(Address of registrant’s principal executive offices)
     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☑  No  ☐
     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).  Yes  ☐  No  ☑
     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐  No  ☑
     As of October 31, 2005, 61,516,652 shares of Class A common stock were outstanding and no shares of Class B common stock were outstanding.

PART I
Item 1. Financial Statements
TODCO AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2005	2004
	(Unaudited)
	(In millions,
	except share data)
ASSETS
Cash and cash equivalents	$77.2	$65.1
Accounts receivable
Trade	102.7	67.2
Related party	10.0	11.5
Other	6.9	3.8
Supplies	3.9	4.3
Deferred income taxes	6.5	3.5
Other current assets	2.4	2.5

Total current assets	209.6	157.9

Property and equipment	917.5	920.8
Less accumulated depreciation	417.2	353.6

Property and equipment, net	500.3	567.2

Other assets	33.7	36.3

Total assets	$743.6	$761.4

LIABILITIES AND STOCKHOLDERS’ EQUITY
Trade accounts payable	$21.8	$20.6
Accrued income taxes	10.9	10.6
Accrued income taxes—related party	22.2	8.4
Debt due within one year	1.1	8.2
Debt due within one year—related party	2.9	3.0
Interest payable—related party	—	0.2
Other current liabilities	44.1	45.5
Current liabilities related to discontinued operations	0.2	0.2

Total current liabilities	103.2	96.7

Long-term debt	17.4	17.2
Deferred income taxes	148.1	163.6
Other long-term liabilities	5.1	3.3

Total long-term liabilities	170.6	184.1

Commitments and contingencies
Preferred stock, $0.01 par value, 50,000,000 shares authorized and no shares issued and outstanding	—	—
Common stock, Class A, $0.01 par value, 500,000,000 shares authorized, 61,416,652 shares and 60,300,746 shares issued and outstanding at September 30, 2005 and December 31, 2004, respectively	0.6	0.6
Common stock, Class B, $0.01 par value, 260,000,000 shares authorized and no shares issued and outstanding	—	—
Additional paid-in capital	6,523.2	6,510.0
Retained deficit	(6,050.5)	(6,027.5)
Unearned compensation	(3.5)	(2.5)

Total stockholders’ equity	469.8	480.6

Total liabilities and stockholders’ equity	$743.6	$761.4

See accompanying notes.

TODCO AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(In millions, except per
	share data)
Operating revenues	$141.4	$93.1	$383.8	$247.7

Costs and expenses
Operating and maintenance	77.8	65.4	233.2	193.4
Depreciation	24.1	23.8	72.0	72.0
General and administrative	9.9	7.0	28.2	26.6
Gain on disposal of assets, net	(1.6)	(0.8)	(8.3)	(5.4)

	110.2	95.4	325.1	286.6

Operating income (loss)	31.2	(2.3)	58.7	(38.9)

Other income (expense), net
Interest income	0.9	0.2	2.2	0.3
Interest expense	(0.8)	(1.1)	(2.7)	(3.1)
Interest expense—related party	(0.1)	(0.1)	(0.2)	(3.3)
Loss on retirement of debt	—	—	—	(1.9)
Other, net	0.2	0.7	1.7	1.3

	0.2	(0.3)	1.0	(6.7)

Income (loss) before income taxes	31.4	(2.6)	59.7	(45.6)
Income tax expense (benefit)	12.3	(0.1)	21.5	(13.4)

Net income (loss)	$19.1	$(2.5)	$38.2	$(32.2)

Net income (loss) per common share:

Basic	$0.31	$(0.04)	$0.63	$(0.60)

Diluted	$0.31	$(0.04)	$0.63	$(0.60)

Weighted average common shares outstanding:
Basic	60.9	60.0	60.4	54.1
Diluted	61.6	60.0	61.2	54.1

Cash dividend per common share	$1.00	$—	$1.00	$—

See accompanying notes.

TODCO AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
	2005	2004
	(In millions)
Cash Flows from Operating Activities
Net income (loss)	$38.2	$(32.2)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	72.0	72.0
Deferred income taxes	(28.0)	(15.2)
Stock-based compensation expense	6.0	10.8
Net gain on disposal of assets	(8.3)	(5.4)
Amortization of debt issue costs	0.7	—
Deferred income, net	(3.1)	(6.6)
Deferred expenses, net	2.0	2.7
Loss on retirement of debt	—	1.9
Changes in operating assets and liabilities, net of effect of distributions to related parties
Accounts receivable, net	(38.6)	(1.2)
Accounts payable and other current liabilities	5.8	(3.8)
Accounts receivable/payable to related party, net	1.3	5.2
Income taxes receivable/payable, net	14.1	1.1
Other, net	(1.0)	1.6

Net cash provided by operating activities	61.1	30.9

Cash Flows from Investing Activities
Capital expenditures	(11.4)	(8.3)
Proceeds from disposal of assets, net	14.7	11.5

Net cash provided by investing activities	3.3	3.2

Cash Flows from Financing Activities
Dividends paid to stockholders	(61.2)	—
Payments on short-term debt	(2.7)	—
Proceeds from short-term debt	2.7	—
Repayments on 6.75% senior notes	(7.7)	—
Issuance of common stock under long-term incentive plans	15.7	—
Other, net	0.9	(0.3)

Net cash used in financing activities	(52.3)	(0.3)

Net increase in cash and cash equivalents	12.1	33.8

Cash and cash equivalents at beginning of period	65.1	20.0

Cash and cash equivalents at end of period	$77.2	$53.8

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
     In January 2001, the Company was acquired by Transocean Inc. (the “Transocean Merger”). In July 2002, Transocean Inc. (“Transocean”) announced plans to divest its Gulf of Mexico shallow and inland water (“Shallow Water”) business through an initial public offering of the Company. During 2003, the Company completed the transfer to Transocean of all revenue producing assets not related to its Shallow Water business (“Transocean Assets”). In February 2004, the Company completed its initial public offering and secondary stock offerings were completed in September 2004, December 2004 and May 2005. As of June 30, 2005, Transocean had sold all of its remaining shares of the Company’s common stock. See Note 3.
Note 2—Summary of Significant Accounting Policies and Basis of Consolidation
     Basis of Consolidation — These condensed financial statements have been prepared in accordance with the rules of the Securities and Exchange Commission for interim financial statements and do not include all annual disclosures required by accounting principles generally accepted in the United States. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended December 31, 2004. The condensed financial information as of September 30, 2005 and for the three and nine months ended September 30, 2005 and 2004 is unaudited, but includes all adjustments that management considers necessary for a fair presentation of the Company’s consolidated results of operations, financial position and cash flows. Results for the three and nine months ended September 30, 2005 are not necessarily indicative of results to be expected for the full fiscal year 2005 or any other future periods.
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

     Cash and Cash Equivalents — Cash equivalents are stated at cost plus accrued interest, which approximates fair value. Cash equivalents are highly liquid investments with an original maturity of three months or less. As of September 30, 2005, and December 31, 2004, the Company had $12.0 million and $11.9 million, respectively, of restricted cash to support three performance bonds issued in connection with our contracts with PEMEX in Mexico. This restricted cash is included in other assets on the condensed consolidated balance sheet.
     Accounts Receivable and Allowance for Doubtful Accounts — Accounts receivable trade are stated at the historical carrying amount net of write-offs and allowance for doubtful accounts receivable. Interest receivable on delinquent accounts receivable is included in the accounts receivable trade balance and recognized as interest income when collectibility is reasonably assured. Uncollectible accounts receivable trade are written off when a settlement is reached for an amount that is less than the outstanding historical balance. The Company establishes an allowance for doubtful accounts receivable on a case-by-case basis when it believes the collection of specific amounts owed is unlikely to occur. This allowance was $0.5 million and $0.2 million at September 30, 2005, and December 31, 2004, respectively.
     Supplies — Supplies are carried at the lower of average cost or market value less an allowance for obsolescence. This allowance was $0.3 million and $0.3 million at September 30, 2005 and December 31, 2004, respectively.
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
     In February 2004, the Company recorded an equity transaction related to net liabilities related to Transocean’s business of $0.4 million for which legal title had not been transferred to Transocean as of the IPO date in accordance with the business indemnity between the Company and Transocean. The net liabilities related to Transocean’s business totaled $0.2 million at September 30, 2005 and December 31, 2004. The indemnification by Transocean was recorded as a credit to additional paid-in capital with a corresponding offset to a related party receivable from Transocean.
     In conjunction with the IPO, the Company entered into a tax sharing agreement with Transocean. See Note 8.
     Secondary Stock Offerings — Secondary stock offerings were completed in September 2004, December 2004 and May 2005 in which Transocean sold an additional 17,940,000 shares, 14,950,000 shares and 13,310,000 shares, respectively, of the Company’s Class A common stock. At the closing of the December 2004 secondary stock offering, Transocean converted all of its unsold shares of Class B common stock into an equal number of Class A common stock shares, resulting in there being no shares of Class B common stock outstanding. The Company received no proceeds from the secondary stock offerings. As of June 30, 2005, Transocean had sold all of its remaining shares of the Company’s common stock.
     Common Stock Dividend — On August 2, 2005, the Company’s Board of Directors declared a special cash dividend of $1.00 per common stock share, payable on August 25, 2005 to stockholders of record on August 15, 2005. The Company received a waiver from the lenders under its revolving credit facility to pay this special cash dividend of $61.2 million. In connection with the special cash dividend and as contemplated by the Company’s long term incentive plans, the Company’s Executive Compensation Committee awarded special cash bonuses to holders of stock options under the Company’s long term incentive plans in the amount of $0.7 million to compensate them for any potential loss in option value.
Note 4—Delta Towing
     The Company owns a 25 percent equity interest in Delta Towing LLC (“Delta Towing”), a joint venture formed to own and operate the Company’s U.S. marine support vessel business, consisting primarily of shallow water tugs, crewboats and utility barges. The Company previously contributed its support vessel business to the joint venture in return for a 25 percent ownership interest and certain secured notes receivable from Delta Towing with a face value of $144.0 million. The Company valued these notes at $80.0 million and no value was assigned to the ownership interest in Delta Towing. Delta Towing’s property and equipment, with a net book value of $35.2 million at September 30, 2005, are collateral for the Company’s notes receivable. The remaining 75 percent ownership interest is held by Beta Marine LLC and an affiliate (“Beta Marine”), which also loaned Delta Towing $3.0 million. See Note 5.
     Under FASB Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51 (“FIN 46”), Delta Towing is considered a variable interest entity because its equity is not sufficient to absorb the joint venture’s expected future losses. The Company is deemed to be the primary beneficiary of Delta Towing for accounting purposes because it has the largest percentage of investment at risk through the secured notes held by the Company and would thereby absorb the majority of the expected losses of Delta Towing. The Company adopted FIN 46 and, accordingly, consolidated Delta Towing effective December 31, 2003. As of September 30, 2005 and December 31, 2004 all intercompany accounts have been eliminated in consolidation as a result of the adoption of FIN 46, as well as all intercompany transactions during the three and nine months ended September 30, 2005 and 2004.
     The creditors of Delta Towing have no recourse to the general credit of the Company.
Note 5—Debt and Capital Lease Obligations
     Debt and capital lease obligations, net of unamortized discounts, premiums, and fair value adjustments, were comprised of the following (in millions):

	Third Party		Related Party
	September 30,	December 31,	September 30,	December 31,
	2005	2004	2005	2004
6.75% Senior Notes, due April 2005	$—	$7.8	$—	$—
6.95% Senior Notes, due April 2008	2.2	2.2	—	—
7.375% Senior Notes, due April 2018	3.5	3.5	—	—
9.5% Senior Notes, due December 2008	11.0	11.2	—	—
Other Debt	—	—	2.9	3.0
Capital Lease Obligations	1.8	0.7	—	—

Total	18.5	25.4	2.9	3.0
Less debt due within one year	1.1	8.2	2.9	3.0

Total long-term debt	$17.4	$17.2	$—	$—

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
     During the three and nine months ended September 30, 2005, the Company recognized $0.3 million and $0.7 million, respectively, in interest expense related to commitment fees on the unused portion of the facility and recognized $0.3 million and $0.9 million, respectively, for the corresponding periods ending September 30, 2004. During the three and nine months ended September 30, 2005 and September 30, 2004, the company amortized $0.2 million, $0.8 million, $0.3 million and $0.9 million, respectively, in deferred financing costs as a component of interest expense. At September 30, 2005 and December 31, 2004, the Company had no borrowings outstanding under this facility.
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
     In February 2004, prior to the Company’s IPO, the Company exchanged $488.1 million in principal amount of the then outstanding Exchanged Notes, plus accrued interest thereon, for 3,940,406 shares of the Company’s Class B common stock (47,855,249 shares of Class B common stock after giving effect to a stock dividend). In connection with the exchange, the Company recognized $3.1 million in interest expense related to the Exchanged Notes in 2004. There are no Exchanged Notes payables to Transocean outstanding as a result of the above transaction at September 30, 2005 or December 31, 2004.
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
     In April 2005, the Company repaid the outstanding balance of $7.7 million related to the 6.75% Senior Notes. As a result, at September 30, 2005, approximately, $2.2 million, $3.5 million, and $10.2 million principal amount of the 6.95%, 7.375%, and 9.5% Senior Notes, respectively, due to third parties were outstanding. The fair value of these notes at September 30, 2005, was approximately $2.2 million, $3.1 million, and $10.7 million, respectively, based on the estimated yield to maturity which takes into account TODCO’s credit worthiness as a separate entity.

The Company recognized $0.3 million, $1.0 million, $0.5 million, and $1.2 million in interest expense related to these notes for the three and nine months ended September 30, 2005 and 2004, respectively.
     Other Debt — Third Party — The Company entered into an unsecured line of credit with a bank in Venezuela in the third quarter of 2004 to provide a maximum of 4.5 billion Venezuela Bolivars ($2.1 million U.S. dollars at the current exchange rate at September 30, 2005) in order to manage local currency liquidity. Each draw on the line of credit is denominated in Venezuela Bolivars and is evidenced by a 30-day promissory note that bears interest at the then market rate as designated by the bank. The promissory notes are pre-payable at any time at the Company’s option. However, if not repaid within 30 days, the promissory notes may be renewed at mutually agreeable terms for an additional 30-day period at the then designated interest rate. There are no commitment fees payable on the unused portion of the line of credit, and the facility is reviewed annually by the bank’s board of directors.
     At September 30, 2005, the Company had no borrowings outstanding under this line of credit which currently bears interest at 17% per annum. The Company recognized $0 million and $0.1 million in interest expense related to the line of credit for the three and nine months ended September 30, 2005.
     Other Debt — Related Party — In connection with the acquisition of the U.S. marine support vessel business, Delta Towing entered into a $3.0 million note agreement with Beta Marine dated January 30, 2001. As of September 30, 2005 the balance outstanding under the note is $2.9 million. The note bears interest at 8 percent per annum, payable quarterly. The note has been classified as a current obligation in the Company’s condensed consolidated balance sheet at September 30, 2005 and December 31, 2004 as Delta Towing remains in default on this note payable to a related party. The Company has no obligation to fund this debt on behalf of Delta Towing. Interest expense related to the note agreement with Beta Marine was $0.1 million, $0.2 million, $0.1 million and $0.2 million for each of the three and nine months ending September 30, 2005 and 2004, respectively.
     Capital Lease Obligations — From time to time the Company enters into capital lease agreements for certain drilling equipment. In January 2004 and during 2003, the Company entered into three such capital lease agreements and exercised options to buy-out the remaining terms of these lease agreements for $2.3 million in the second quarter of 2004. In August 2004, the Company entered into a two-year capital lease agreement for $0.9 million with a final maturity date in July 2006. The Company exercised its option to buy-out the remaining term of this lease agreement in February 2005 for $0.7 million. The Company entered into additional capital lease agreements for $1.1 million each in January 2005 and June 2005. Future lease payments as of September 30, 2005 under these agreements are $1.9 million, including principal and interest, of which $1.2 million and $0.7 million is payable in the twelve month periods ended September 30, 2006 and 2007, respectively. Interest expense, which is not significant, is included in the future lease payments. Depreciation expense on these assets, which is not significant, is included in depreciation expense.
Note 6—Other Current Liabilities
     Other current liabilities are comprised of the following (in millions):

	September 30,	December 31,
	2005	2004
Accrued self-insurance claims	$17.2	$21.7
Deferred revenue	5.3	11.4
Accrued payroll and employee benefits	14.0	8.0
Accrued taxes, other than income	6.9	3.2
Other	0.7	1.2

Total other current liabilities	$44.1	$45.5

Note 7 — Supplementary Cash Flow Information
     Supplementary cash flow information relating to both continuing and discontinued operations is as follows (in millions):

	Nine Months Ended
	September 30,
	2005	2004
Non-cash financing activities:
Debt-for-equity exchange (a)	$—	$(528.9)
Equity contributions from parent, net of distributions (b)	7.7	167.9

(a)	Prior to the closing of the Company’s IPO in February 2004, the Company completed a non-cash exchange of $528.9 million in long-term related party notes payable to Transocean and related accrued interest payable for shares of the Company’s Class B common stock. See Notes 3 and 5.

(b)	In connection with the closing of the IPO, the Company completed certain equity transactions related to the Company’s separation from Transocean. In February 2004, the Company recorded business and tax indemnities of the Company by Transocean of $10.7 million as an increase in accounts receivable-related party and an increase in additional paid-in capital and transferred to Transocean $1.0 million of intercompany payable balances as of the IPO date as an increase in additional paid-in capital (see Note 3). Additionally, the Company recorded the book transfer of substantially all pre-IPO income tax benefits to Transocean of $181.4 million as a decrease in deferred income tax assets and a decrease in additional paid-in capital. In the first quarter of 2005, the Company recorded an additional $7.7 million in pre-IPO deferred state tax liabilities that existed at the IPO. This recognition resulted in a $7.7 million reduction in additional paid-in capital, $0.9 million of deferred state tax benefit and a $6.8 million increase in deferred tax liabilities. See Note 8.
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
     Until the IPO in February 2004, the Company was a member of an affiliated group that included its parent company, Transocean Holdings, and current and deferred taxes were allocated based upon what the Company’s tax provision (benefit) would have been had the Company filed a separate tax return.
     In connection with the IPO, the Company entered into a tax sharing agreement with Transocean whereby the Company must pay Transocean for substantially all pre-IPO income tax benefits utilized or deemed to have been utilized subsequent to the closing of the IPO. In addition, we must also pay Transocean for any tax benefit resulting from the delivery by Transocean of its stock to an employee of TODCO in connection with the exercise of an employee stock option. In return, Transocean agreed to indemnify the Company against substantially all pre-IPO income tax liabilities.
     Additionally, the tax sharing agreement provides that if any person other than Transocean or its subsidiaries becomes the beneficial owner of greater than 50% of the total voting power of the Company’s outstanding voting stock, the Company will be deemed to have utilized all of the pre-IPO tax benefits, and the Company will be required to pay Transocean an amount for the deemed utilization of these tax benefits adjusted by a specified discount factor. This payment is required even if the Company is unable to utilize the pre-IPO tax benefits.
     Under the tax sharing agreement with Transocean, if the utilization of a pre-IPO tax benefit defers or precludes the Company’s utilization of any post-IPO tax benefit, its payment obligation with respect to the pre-IPO tax benefit generally will be deferred until the Company actually utilizes that post-IPO tax benefit. This payment deferral will not apply with respect to, and the Company will have to pay currently for the utilization of pre-IPO tax benefits to the extent of (a) up to 20% of any deferred or precluded post-IPO tax benefit arising out of the Company’s payment of foreign income taxes, and (b) 100% of any deferred or precluded post-IPO tax benefit arising out of a carryback from a subsequent year. Therefore, the Company may not realize the full economic value of tax deductions, credits and other tax benefits that arise post-IPO until it has utilized all of the pre-IPO tax benefits, if ever.

     Upon consummation of the IPO, the Company recorded the tax sharing agreement to eliminate the valuation allowance associated with the pre-IPO tax benefits and reflect the associated liability to Transocean for the pre-IPO tax benefits as a corresponding obligation within the deferred income tax accounts. The net effect was a $173.7 million reduction in additional paid-in capital. In addition, the company recorded as a credit to additional paid-in capital $10.3 million for Transocean’s indemnification for pre-IPO liabilities that existed as of the IPO date with a corresponding offset to a related party receivable from Transocean.
     During the first quarter of 2005, the Company recorded an additional $7.7 million in pre-IPO deferred state tax liabilities that existed at the IPO date. The recognition of these pre-IPO deferred state tax liabilities resulted in a $7.7 million reduction in additional paid-in capital, $0.9 million of deferred state tax benefit and a $6.8 million increase in deferred tax liabilities.
     During September 2005, Transocean instructed TODCO, pursuant to a provision in the tax sharing agreement, to take a tax deduction for profits realized by current and former employees and directors of TODCO, and its predecessors, from the exercise of Transocean stock options during calendar 2004. Transocean also indicated that it expected TODCO to take a similar deduction in future years to the extent there were profits realized by its current and former employees and directors of Transocean during those future periods.
     It is TODCO’s belief that the tax sharing agreement only requires TODCO to pay Transocean for deductions related to stock option exercises by persons who were TODCO employees on the date of exercise. Transocean disagreed with TODCO’s interpretation of the tax sharing agreement as it relates to this issue and it believes that TODCO must pay for all stock option exercises, irrespective of whether any employment or other service provider relationship may have terminated prior to the exercise of the employee stock option. As such, Transocean initiated dispute resolution proceedings against TODCO.
     Due to the uncertainty of the outcome of this dispute, TODCO recorded its obligation to Transocean based upon its interpretation of the tax sharing agreement without the benefit derived from stock option deductions relating to persons who were not employees of TODCO on the date of the exercise. For the tax year ending December 31, 2004, the deduction related to all current and former employees and directors of TODCO was approximately $8.8 million with only $1.1 million attributable to persons who were employees of TODCO on the date of exercise. Additionally, TODCO has been informed by Transocean that from January 1, 2005 to June 30, 2005, current and former employees and directors of TODCO have realized $65.5 million of gains from the exercise of Transocean stock options with $3.6 million relating to persons who were employees of TODCO on the date of exercise. If Transocean’s interpretation of the tax sharing agreement prevails, TODCO would recognize a tax benefit for former employee and director stock option exercises and pay Transocean 35% for the deduction. While this would not increase TODCO’s tax expense, it would defer utilization of pre-IPO income tax benefits.
     During the three and nine months ended September 30, 2005, the Company estimates it has utilized pre-IPO income tax benefits to offset its current federal income tax obligation for 2005 resulting in a liability to Transocean of $17.8 million and $35.5 million, respectively. Additionally, during the three and nine months ended September 30, 2005, the Company utilized pre-IPO state tax benefits resulting in a liability to Transocean of $0.9 million and $2.7 million, respectively. As of September 30, 2005 and December 31, 2004, the Company estimates it owed Transocean $22.2 million and $8.4 million, respectively, for pre-IPO federal and state income tax benefits utilized.
     As of September 30, 2005, the Company had approximately $308 million of estimated pre-IPO income tax benefits subject to the obligation to reimburse Transocean. If an acquisition of beneficial ownership had occurred on September 30, 2005, the estimated amount that the Company would have been required to pay Transocean would have been approximately $216 million, or 70% of the pre-IPO tax benefits at September 30, 2005.
     The estimated liabilities to Transocean at September 30, 2005 and the estimated amount of remaining pre-IPO income tax benefits subject to the obligation to reimburse Transocean at September 30, 2005 do not reflect the benefit of the tax deduction for stock option exercises of former employees who were not employees of TODCO on the date of the exercise and are presented within accrued income taxes — related party in the Company’s condensed consolidated balance sheets.

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
     Robert E. Aaron et al. vs. Phillips 66 Company et al. Circuit Court, Second Judicial District, Jones County, Mississippi. This is the case name used to refer to several cases that have been filed in the Circuit Courts of the State of Mississippi involving 764 persons that allege personal injury arising out of asbestos exposure in the course of their employment by the defendants between 1965 and 2002. The complaints name as defendants, among others, certain of the Company’s subsidiaries and certain of Transocean’s subsidiaries to whom the Company may owe indemnity and other unaffiliated defendant companies, including companies that allegedly manufactured drilling related products containing asbestos that are the subject of the complaints. The number of unaffiliated defendant companies involved in each complaint ranges from approximately 20 to 70. The complaints allege that the defendant drilling contractors used asbestos-containing products in offshore drilling operations, land based drilling operations and in drilling structures, drilling rigs, vessels and other equipment and assert claims based on, among other things, negligence and strict liability, and claims authorized under the Jones Act. The plaintiffs seek, among other things, awards of unspecified compensatory and punitive damages. The trial court granted motions requiring each plaintiff to name the specific defendant or defendants against whom such plaintiff makes a claim and the time period and location of asbestos exposure so that the cases may be properly served. In that regard, a majority of these cases have been assigned to a special master who has approved a form of questionnaire to be completed by plaintiffs so that claims made may be properly served against specific defendants. As of the date of this report, approximately 544 questionnaires had been submitted. Of those, approximately 64 shared periods of employment by TODCO and Transocean which could lead to claims against either company. The Company has not determined which entity would be responsible for such claims under the Master Separation Agreement between the two companies. The Company has not yet had an opportunity to conduct any additional discovery to verify the number of plaintiffs, if any, that were employed by its subsidiaries or Transocean’s subsidiaries or otherwise have any connection with the Company’s or Transocean’s drilling operations. The Company intends to defend itself vigorously and, based on the limited information available at this time, the Company does not expect the ultimate outcome of these lawsuits to have a material adverse effect on its consolidated results of operations, financial position or cash flows.
     Under the master separation agreement, Transocean has agreed to indemnify the Company for any losses it incurs as a result of the legal proceedings described in the following two paragraphs. See Note 3.
     In December 2002, the Company received an assessment for corporate income taxes from SENIAT, the national Venezuelan tax authority, of approximately $20.7 million (based on the current exchange rates at the time of the assessment and inclusive of penalties) relating to calendar years 1998 through 2000. In March 2003, the Company paid approximately $2.6 million of the assessment, plus approximately $0.3 million in interest, and the Company is contesting the remainder of the assessment. After the Company made the partial assessment payment, the Company received a revised assessment in September 2003 of approximately $16.7 million (based on the current exchange rates at the time of the assessment and inclusive of penalties). The Company does not expect the ultimate resolution of this assessment to have a material impact on its consolidated results of operations, financial condition or cash flows.
     In 1984, in connection with the financing of the corporate headquarters, at that time, for Reading & Bates Corporation (“R&B”), a predecessor to one of the Company’s subsidiaries, in Tulsa, Oklahoma, the Greater Southwestern Funding Corporation (“Southwestern”) issued and sold, among other instruments, Zero Coupon Series B Bonds due 1999 through 2009 with an aggregate $189.0 million value at maturity. Paine Webber Incorporated purchased all of the Series B Bonds for resale and in 1985 acted as underwriter in the public offering of most of these bonds. The proceeds from the sale of the bonds were used to finance the acquisition and construction of the headquarters. R&B’s rental obligation was the primary source for repayment of the bonds. In connection with the offering, R&B entered into an indemnification agreement to indemnify Southwestern and Paine Webber from loss caused by any untrue statement or alleged untrue statement of a material fact or the omission or alleged omission of a material fact contained or required to be contained in the prospectus or registration statement relating to that offering. Several years after the offering, R&B defaulted on its lease obligations, which led to a default by Southwestern. Several holders of Series B bonds filed an action in Tulsa, Oklahoma in 1997 against several parties, including Paine Webber, alleging fraud and misrepresentation in connection with the sale of the bonds. In response to a demand from Paine Webber in connection with that lawsuit and a related lawsuit, R&B agreed in 1997 to retain counsel for Paine Webber with respect to only that part of the referenced cases relating to any alleged material misstatement or omission relating to R&B made in certain sections of the prospectus or registration statement. The agreement to retain counsel did not amend any rights and obligations under the indemnification agreement. There has been only limited progress on the substantive allegations in the case. The trial court has denied class certification, and the plaintiffs’ appeal of this denial to a higher court has been denied. The plaintiffs further appealed that decision and that appeal was denied. The Company disputes that there are any matters requiring the Company to indemnify Paine Webber. In any event, the Company does not expect that the ultimate outcome of this matter will have a material adverse effect on its consolidated results of operations, financial condition or cash flows.
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
     Surety Bonds — As is customary in the contract drilling business, the Company also has various surety bonds totaling $19.0 million in place as of September 30, 2005 that secure customs obligations and certain performance and other obligations. These bonds were issued primarily in connection with the Company’s contracts with Pemex Exploration and Production (“PEMEX”), the Mexican national oil company, and Petroleos de Venezuela (“PDVSA”), the Venezuelan national oil company.
     Self-Insurance — The Company is at risk for the deductible portion of its insurance coverage. In the opinion of management, adequate accruals have been made based on known and estimated exposures up to the deductible portion of the Company’s insurance coverages.
Note 10—Earnings Per Share
     The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2005 and 2004:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
		(in millions, except per share amounts)
Numerator:
Net income (loss)	$19.1	$(2.5)	$38.2	$(32.2)

Denominator:
Weighted average shares outstanding:
Basic	60.9	60.0	60.4	54.1
Employee stock options	0.4	—	0.4	—
Restricted stock awards and other	0.3	—	0.4	—
Diluted	61.6	60.0	61.2	54.1

Earnings (loss) per common share:
Basic	$0.31	$(0.04)	$0.63	$(0.60)

Diluted	$0.31	$(0.04)	$0.63	$(0.60)

     For the three and nine months ended September 30, 2004, there were 1,658,617 shares underlying stock options and 302,890 shares issued as restricted stock awards related to the Company’s Class A common stock outstanding which were not included in the computation of diluted earnings per share because the effect of including the incremental shares was anti-dilutive for the period. No adjustments to net income (loss) were made in calculating diluted earnings per share for the three and nine months ended September 30, 2005 and 2004.
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
     TODCO 2005 Long-Term Incentive Plan (the “2005 Plan”) - The 2005 Plan was adopted to continue to provide employees, non-employee directors and consultants to the Company with additional incentives and increase their personal stake in the success of the Company. The 2005 Plan provides for the grant of options to purchase shares of the Company’s Class A common stock, restricted stock, deferred performance units, deferred stock units, share appreciation rights, cash awards, supplemental payments to cover tax liabilities associated with the aforementioned types of awards and performance awards. The number of shares reserved under the 2005 Plan and available for incentive awards is 4,000,000 shares of the Company’s Class A common stock. Additionally, any grants or awards under the 2004 Plan that expire or are forfeited, terminated or otherwise cancelled or that are settled in cash in lieu of shares are reserved and available for incentive awards under the 2005 Plan. Any incentive awards other than stock options under the 2005 Plan reduce the shares available for grant by two shares for every one share granted.
     Stock options and restricted stock awards outstanding under both plans as of September 30, 2005 were 821,452 and 245,547, respectively. The Company granted 168,489 restricted stock awards during the nine months ended September 30, 2005, and none during the three months ended September 30, 2005. An additional 173,481 deferred performance units were granted during the nine months ended September 30, 2005, and 6,000 during the three months period ended September 30, 2005. The Company granted 27,148 deferred stock units during the nine months ended September 30, 2005, and 5,000 during the three months ended September 30, 2005. All of the deferred performance units and deferred stock units issued remain outstanding as of September 30, 2005. In addition, there were 187,000 stock options granted during the nine months ended September 30, 2005 and 7,500 granted for the three month period ending September 30, 2005. There were 712,977 and 1,024,165 stock options exercised during the three and nine months period ending September 30, 2005, respectively. The Company received $11.6 million and $15.7 million in proceeds from the exercise of the stock options during the three and nine months period ended September 30, 2005, respectively.
     During the three and nine months ended September 30, 2005, the company recognized $1.7 million and $6.0 million, respectively, in compensation expense related to stock options, restricted stock awards, deferred performance units and deferred stock units granted. During the three and nine months ended September 30, 2004, the Company recognized $1.3 million and $9.3 million, respectively, in compensation expense related to stock options and restricted stock awards granted.
     Transocean Stock Options — Certain of the Company’s employees hold options to acquire Transocean ordinary shares, which were granted prior to the IPO under a Transocean incentive plan. The employees holding these options were treated as terminated for the convenience of Transocean on the IPO date. As a result, the 250,797 options outstanding on February 10, 2004 became fully vested and were modified to remain exercisable over the original contractual life. In connection with the modification of these options, the Company recognized $0.0 million and $1.5 million of additional compensation expense in the three and nine months ended September 30, 2004, respectively. No further compensation expense will be recorded in the future related to the Transocean options.

Note 12 — Gain on Disposal of Assets
     During the third quarter of 2005, the Company recorded a net gain on disposal of assets of $1.6 million. Included in the gain on disposal of assets was the sale of drill pipe and miscellaneous equipment which were sold for $1.1 million. The realized gain was $1.1 million due to the fact that the drill pipe and equipment had no book value. In addition, Delta Towing sold a marine support vessel for $0.9 million, resulting in a gain of $0.3 million.
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
     The Company realized a gain of $0.5 million on proceeds of $0.6 million from the sale of drill pipe during the third quarter of 2004. In addition, the sale of a marine support vessel by Delta Towing for $0.6 million resulted in a gain of $0.2 million for the same period.
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
Note 13 — Segments, Geographical Analysis and Major Customers
     The Company’s operating assets consist of jackup and submersible drilling rigs and inland drilling barges located in the U.S. Gulf of Mexico, jackup rigs and a land rig in Trinidad, jackup drilling rigs and a platform rig in Mexico, a jackup drilling rig in Angola, as well as land drilling units located in Venezuela. The Company provides contract oil and gas drilling services and reports the results of those operations in four business segments which correspond to the principal geographic regions in which the Company operates: U.S. Gulf of Mexico Segment, U.S. Inland Barge Segment, Other International Segment and Delta Towing Segment.

     Operating revenues, depreciation, operating income (loss) and identifiable assets by reportable business segment were as follows (in millions):

	U.S. Gulf of	U.S. Inland	Other	Delta
	Mexico	Barge	International	Towing	Corporate
	Segment	Segment	Segment	Segment	& Other(a)	Total
Three Months Ended:
September 30, 2005
Operating revenues	$66.7	$38.9	$23.1	$12.7	$—	$141.4
Depreciation	12.6	6.0	4.4	1.1	—	24.1
Operating income (loss)	28.9	12.9	(5.3)	3.5	(8.8)	31.2

September 30, 2004
Operating revenues	$37.1	$28.7	$19.0	$8.3	$—	$93.1
Depreciation	12.4	5.6	4.7	1.1	—	23.8
Operating income (loss)	2.4	2.8	(1.6)	(0.1)	(5.8)	(2.3)

Nine Months Ended:
September 30, 2005
Operating revenues	$176.9	$103.8	$67.6	$35.5	$—	$383.8
Depreciation	37.8	17.6	13.1	3.5	—	72.0
Operating income (loss)	59.8	21.8	(8.4)	10.4	(24.9)	58.7

September 30, 2004
Operating revenues	$93.7	$76.6	$55.5	$21.9	$—	$247.7
Depreciation	37.0	16.8	14.5	3.7	—	72.0
Operating income (loss)	(9.5)	(1.8)	(4.8)	0.8	(23.6)	(38.9)

(a)	Represents general and administrative expenses which were not allocated to a reportable segment.
     Total assets by segment were as follows (in millions):

	September 30,	December 31,
	2005	2004
U.S. Gulf of Mexico Segment	$276.1	$300.9
U.S. Inland Barge Segment	157.6	160.8
Other International Segment	151.3	154.5
Delta Towing Segment	49.7	51.8
Corporate and Other	108.9	93.4

Total assets	$743.6	$761.4

     The Company provides contract oil and gas drilling services with different types of drilling equipment in several countries, as well as other marine support services in the U.S. coastal and inland water regions through the Company’s interest in Delta Towing. Geographic information about the Company’s operations was as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Operating Revenues
United States	$118.3	$74.1	$316.2	$192.2
Other countries	23.1	19.0	67.6	55.5

Total operating revenues	$141.4	$93.1	$383.8	$247.7

	September 30,	December 31,
	2005	2004
Long-Lived Assets
United States	$416.7	$473.8
Other countries	117.3	129.7

Total long-lived assets	$534.0	$603.5

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
Note 14—Subsequent Events
     On August 30, 2005, the Company entered into an agreement to sell THE 154, a non-drilling jackup rig that was taken out of drilling service in May 2003. The Company expects this sale to close in mid-November 2005, subject to customary closing conditions and to result in a gain of approximately $9 million.
     On October 14, 2005, the Company sold THE 151, a non-drilling jackup rig that was taken out of drilling service in May 2003. The Company realized a gain on the sale of approximately $6 million from proceeds of $9.2 million. .

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
     We provide contract oil and gas drilling and other support services and report the results of those operations in four business segments which, for our contract drilling services, correspond to the principal geographic regions in which we operate:
•	U.S. Gulf of Mexico Segment — We currently operate 18 jackup and three submersible rigs in the U.S. Gulf of Mexico shallow water market segment which begins at the outer limit of the transition zone and extends to water depths of about 350 feet. Our jackup rigs in this market segment consist of independent leg cantilever type units, mat-supported cantilever type rigs and mat-supported slot type jackup rigs that can operate in water depths up to 250 feet.

•	U.S. Inland Barge Segment — Our barge rig fleet currently operating in this market segment consists of 12 conventional and 15 posted barge rigs. These units operate in marshes, rivers, lakes and shallow bay or coastal waterways that are known as the “transition zone”. This area along the U.S. Gulf Coast, where jackup rigs are unable to operate, is the world’s largest market for this type of equipment.

•	Other International Segment — Our other operations are currently conducted in Angola, Mexico, Trinidad and Venezuela. We operate one jackup rig in Angola. In Mexico, we operate two jackup rigs and a platform rig for PEMEX, the Mexican national oil company. We have two jackup rigs and a land rig in Trinidad and eight land rigs in Venezuela. Additionally, we are preparing a jackup rig to operate in offshore Colombia. We may pursue selected opportunities in other regions from time to time.

•	Delta Towing Segment — We have a partial interest in Delta Towing LLC (“Delta Towing”), a joint venture that operates a fleet of U.S. marine support vessels consisting primarily of shallow water tugs, crewboats and utility barges. We are also a substantial creditor of Delta Towing.
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
     We believe there are several trends that should benefit our operations, including:
•	High Natural Gas Prices. While U.S. natural gas prices are volatile, the rolling twelve-month average price of natural gas has increased from $2.11 in January 1994 to $7.40 in September 2005. We believe high natural gas prices in the United States, if sustained, should result in more exploration and development drilling activity and higher utilization and dayrates for drilling companies like us.

•	Need for Increased Natural Gas Drilling Activity. From 1995 to 2004, U.S. demand for natural gas grew at an annual rate of 0.7% while its supply grew at an annual rate of 0.2%. We believe that this supply and demand growth imbalance will continue if demand for natural gas continues to increase and production decline rates continue to accelerate. Even though the number of U.S. gas wells drilled has increased overall in recent years, a corresponding increase in production has not been realized. We believe that an increase in U.S. drilling activity will be required for the natural gas industry to meet the expected increased demand for, and compensate for the slowing production of, natural gas in the United States.

•	Trend Towards Drilling Deeper Shallow Water Gas Wells. A current trend by oil and gas companies is to drill deep gas wells along the U.S. Gulf Coast in search of new and potentially prolific untapped natural gas reserves. We believe that this trend towards deeper drilling will benefit premium jackup rigs as well as barge rigs and submersible rigs that are capable of drilling deep gas wells. In addition, this trend will indirectly benefit conventional jackup fleets as the use of premium rigs in the U.S. Gulf Coast to drill deep wells should reduce the supply of rigs available to drill conventional wells.

•	Redeployment of Jackup Rigs. Greater demand for jackup rigs in international areas over the last three years has reduced the overall supply of jackups in the U.S. Gulf of Mexico. This has created a more favorable supply environment for the remaining jackups, including ours. This favorable supply environment has contributed to increased jackup utilization and dayrates.
     In response to the improved market conditions, our competitors and speculators have recently begun ordering new jackup drilling rigs. We believe there are currently 43 jackup rigs on order with delivery dates ranging from 2005 to 2008. Most of the rigs on order are premium cantilevered drilling units with 350 to 400 foot water depth capability. This trend of new jackup construction could curtail a further strengthening of utilization and dayrates, or reduce them. However, during the third quarter of 2005, the U.S. Gulf of Mexico experienced two major hurricanes, which destroyed nine jackup drilling rigs.
     Market conditions for our U.S. Gulf Coast jackup fleet improved beginning in the third quarter of 2003 and continued through the third quarter of 2005. As shown in the following table, from the third quarter of 2004 through the third quarter of 2005, our average revenue per day for U.S. Gulf of Mexico jackups and submersibles improved by 68%. During the same period, average revenue per day for our U.S. inland barges improved by 29%. As of October 31, 2005, 10 of our 11 marketed jackup rigs working in the U.S. Gulf Coast were operating at dayrates ranging from $53,000 to $66,000. As of October 31, 2005, 14 of our 15 marketed inland barges were operating at dayrates ranging from $20,400 to $34,500. We anticipate that the declining jackup rig supply in the U.S. Gulf Coast due to the recent hurricane damage, the redeployment of rigs to international locations and the trend towards more deep gas well drilling will continue to result in higher utilization and dayrates. As a result, we are actively pursuing long-term contracts with our customers to reactivate our eight cold-stacked jackup rigs and two submersible rigs. Additionally, we are pursuing long-term contracts to reactivate some of our 11 cold-stacked inland barge rigs.
     The following table shows our average rig revenue per day and utilization for the quarterly periods ended on or prior to September 30, 2005 with respect to each of our three drilling segments. Average rig revenue per day is defined as operating revenue earned per revenue earning day in the period. Utilization in the table below is defined as the total actual number of revenue earning days in the period as a percentage of the total number of calendar days in the period for all drilling rigs in our fleet.

	Three Months Ended
	September 30,	December 31,	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,	September 30,
	2003	2003	2004	2004	2004	2004	2005	2005	2005
Average Rig Revenue Per Day:
U.S. Gulf Coast Jackups and Submersibles	$22,900	$26,700	$30,600	$30,700	$33,800	$39,900	$44,600	$51,000	$56,700
U.S. Inland Barges	18,300	18,700	20,300	22,500	22,900	23,000	25,000	27,800	29,600
Other International	21,000	25,600	40,000	37,500	34,600	29,400	28,400	33,900	31,300
Utilization:
U.S. Gulf Coast Jackups and Submersibles	54%	50%	43%	50%	54%	56%	56%	56%	56%
U.S. Inland Barges	38%	40%	40%	42%	45%	46%	46%	51%	53%
Other International	38%	28%	29%	29%	33%	39%	56%	55%	56%
     In May 2005, we signed a contract with Angola Drilling Company Limited (“ADC”) to reactivate our cold stacked jackup rig, THE 185, for a two-year drilling contract with two one-year options. Following a shipyard reactivation and mobilization to Angola, THE 185 began drilling operations in September 2005 at a dayrate of approximately $59,500 per day. We spent $7.3 million to reactivate THE 185, which was expensed as incurred. Additionally, we spent $3.4 million to mobilize the rig to Angola, which was deferred and is being amortized to expense over the two-year term of the drilling contract. We received reimbursement from ADC of $7.0 million for the reactivation and mobilization costs, which was deferred and is being amortized to revenue over the two-year term of the drilling contract.
     In June 2005, we signed a 150-day contract with ChevronTexaco for THE 156 to work in Colombia. The contract will require a 21-day shipyard project for contract preparation work which began in middle of October 2005 and a 14-day mobilization to Colombia, which together is anticipated to cost approximately $5 to $6 million, most of which will be reimbursed by ChevronTexaco. THE 156 is expected to begin drilling operations in early December 2005 at a dayrate of approximately $60,000 per day.
     In October 2005, we signed a six-month contract with an independent oil and gas company for our cold-stacked inland barge Rig 49. Total cost to reactivate the rig is estimated at approximately $4 million. Rig 49 is expected to begin drilling operations in the inland waterways of Texas and Louisiana in early December 2005 at a dayrate of approximately $36,000 per day.
     In the third quarter of 2003, we were awarded contracts with PEMEX, the Mexican national oil company, for two of our jackup rigs and a platform rig. After upgrades to comply with contract specifications, one rig began operating on a 720-day contract in early November 2003 at a contract dayrate of approximately $42,000. A new 615-day contract was awarded at dayrates of approximately $64,000 which became effective in late October 2005. The other jackup rig began operating in early December 2003 on a 1,081-day contract at a contract dayrate of approximately $39,000. The platform rig contract is 1,289 days in duration and began operating in December 2004 at a contract dayrate of approximately $29,000. Each of the contracts can be terminated by PEMEX on five days notice, subject to certain conditions.

     In the third quarter of 2004, two of our land rigs began working in Venezuela under one-year term contracts at dayrates of $22,200 and $23,800, and another two land rigs were re-deployed during October and November 2004 under one-year contracts with Petroleos de Venezuela (“PDVSA”), the Venezuelan national oil company, at contract dayrates of approximately $22,000 each. We continue to work these four rigs for PDVSA under these contracts on a well-to-well basis and are currently negotiating formal contract extensions for these land rigs with PDVSA as well as a new contract for one additional land rig. In April 2005, we signed a 340-day contract for a land rig which began operations in Trinidad in late September 2005. The contracted dayrate for the Trinidad contract is approximately $21,000 per day.
     During the fourth quarter of 2005, in addition to the reactivation and contract preparation work discussed above, we anticipate that two of our U.S. Gulf of Mexico jackup rigs scheduled for maintenance will be out of operation for a total of 65 days. We anticipate that these two scheduled maintenance projects will cost approximately $3.5 million.
     During the third quarter of 2005, we experienced two major hurricanes in the U.S. Gulf of Mexico, which impacted our offshore and inland water operations. During Hurricane Katrina, one of our inland barge rigs, Rig 15, was damaged and will be out of operation for approximately 30-days. During Hurricane Rita, our submersible rig, THE 75, was damaged and will be out of service for approximately 75-days for repairs and some scheduled maintenance that was accelerated to coincide with the downtime for hurricane repairs. Additionally, a number of our jackup and inland barge drilling rigs incurred minor damage and flooding. However, none of these rigs were out of service for an extended period of time.
     All of the damage caused by these two hurricanes is covered under our hull and machinery insurance policy with a total incident deductible of $1.0 million, which will be exceeded in both incidents. Currently, we have recognized $0.1 million of insurance claims expense in the third quarter of 2005 for the insurance deductibles related to these two storms. The remainder of the insurance deductible expense ($1.9 million) will be recognized as the related expenses are incurred during the fourth quarter of 2005. The additional scheduled maintenance on THE 75 is expected to cost approximately $2.5 million.
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
     In April 2005, we decommissioned Rig 62, which was damaged by a fire in 2003, and began salvaging any remaining useable equipment. The decommissioning of Rig 62 reduced our inland barge drilling rig fleet to 27 rigs and did not result in any impairment charge, nor have any material adverse effect on our consolidated results of operations, financial condition or cash flows. During the third quarter of 2005 we completed the sale of the Rig 62 hull for $0.2 million and realized a gain on the sale of $0.1 million.
     In October 2005, we renewed our principal insurance coverages for property damage, liability and occupational injury and illness. Generally, our deductible levels under the new hull and machinery and protection policies are 15% of individual insured asset values per occurrence with an annual limit of $75.0 million and a minimum deductible of $5.0 million per occurrence, in the event of a windstorm. Previously, our deductible level under these policies was $1.0 million per occurrence with no windstorm limits. In addition, in an effort to control premium costs, we took a 30% overall participation in our insurance program. Our premium cost increased from approximately $8 million to approximately $15 million under these new policies, which also included an increase of approximately $340 million for insured values.

Results of Continuing Operations
     The following table sets forth our operating days, average rig utilization rates, average rig revenue per day, revenues and operating expenses by operating segment for the periods indicated:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(Dollars in millions except per day data)
U.S. Gulf of Mexico Segment:
Operating days	1,177	1,097	3,482	2,944
Available days(a)	2,086	2,024	6,219	6,028
Utilization(b)	56%	54%	56%	49%
Average rig revenue per day(c)	$56,700	$33,800	$50,800	$31,800
Operating revenues	$66.7	$37.1	$176.9	$93.7
Operating and maintenance expenses(d)	25.2	22.3	83.0	67.7
Depreciation	12.6	12.4	37.8	37.0
Gain on disposal of assets, net	—	—	(3.7)	(1.5)
Operating income (loss)	28.9	2.4	59.8	(9.5)
U.S. Inland Barge Segment:
Operating days	1,316	1,254	3,774	3,491
Available days(a)	2,484	2,760	7,565	8,220
Utilization(b)	53%	45%	50%	43%
Average rig revenue per day(c)	$29,600	$22,900	$27,500	$21,900
Operating revenues	$38.9	$28.7	$103.8	$76.6
Operating and maintenance expenses(d)	21.3	20.9	68.3	63.2
Depreciation	6.0	5.6	17.6	16.8
Gain on disposal of assets, net	(1.3)	(0.6)	(3.9)	(1.6)
Operating income (loss)	12.9	2.8	21.8	(1.8)
Other International Segment:
Operating days	738	549	2,166	1,491
Available days(a)	1,318	1,656	3,882	4,932
Utilization(b)	56%	33%	56%	30%
Average rig revenue per day(c)	$31,300	$34,600	$31,200	$37,200
Operating revenues	$23.1	$19.0	$67.6	$55.5
Operating and maintenance expenses(d)	24.0	15.9	62.4	46.1
Depreciation	4.4	4.7	13.1	14.5
(Gain) loss on disposal of assets, net	—	—	0.5	(0.3)
Operating loss	(5.3)	(1.6)	(8.4)	(4.8)
Delta Towing Segment:
Operating revenues	$12.7	$8.3	$35.5	$21.9
Operating and maintenance expenses(d)	7.3	6.3	19.5	16.4
Depreciation	1.1	1.1	3.5	3.7
General and administrative expenses	1.1	1.2	3.3	3.0
Gain on disposal of assets	(0.3)	(0.2)	(1.2)	(2.0)
Operating income (loss)	3.5	(0.1)	10.4	0.8
Total Company:
Rig operating days	3,231	2,900	9,422	7,926
Rig available days(a)	5,888	6,440	17,666	19,180
Rig utilization(b)	55%	45%	53%	41%
Average rig revenue per day(c)	$39,800	$29,200	$37,000	$28,500
Operating revenues	$141.4	$93.1	$383.8	$247.7
Operating and maintenance expenses(d)	77.8	65.4	233.2	193.4
Depreciation	24.1	23.8	72.0	72.0
General and administrative expenses	9.9	7.0	28.2	26.6
Gain on disposal of assets, net	(1.6)	(0.8)	(8.3)	(5.4)
Operating income (loss)	31.2	(2.3)	58.7	(38.9)

See notes on following page.

Notes to preceding table.
(a)	Available days are the total number of calendar days in the period for all drilling rigs in our fleet.

(b)	Utilization is the total number of operating days in the period as a percentage of the total number of calendar days in the period for all drilling rigs in our fleet.

(c)	Average rig revenue per day is defined as revenue earned per operating day for the applicable segment, and as total U.S. Gulf of Mexico, U.S. Inland Barge and Other International revenues per rig operating days for “Total Company”.

(d)	Excludes depreciation and general and administrative expenses.
Three Months Ended September 30, 2005 and 2004
     Operating Revenues. Total operating revenue increased $48.3 million, or 52%, during the third quarter of 2005 as compared to the same period in 2004. Overall average rig revenue per day increased from $29,200 in the third quarter of 2004 to $39,800 in the same period 2005. The increase in average rig revenue per day reflects the continued improvement of market conditions in the U.S. Gulf Coast, as well as the revenue contribution from our platform rig which began operating in Mexico in December 2004, the commencement of operations in Angola and an additional land rig which began operating in Venezuela in the last quarter of 2004. Average rig utilization for our overall drilling rig fleet increased to 55% for the third quarter of 2005 from 45% in the third quarter of 2004.
     Operating revenues for our U.S. Gulf of Mexico segment increased $29.6 million, or 80%, during the third quarter of 2005 as compared to the same period in 2004. In the three months ended September 30, 2005, we continued to achieve higher average rig revenue per day for our jackup and submersible drilling fleet as a result of our success in obtaining contracts with our customers at higher dayrates in response to increased market demand and decreased jackup drilling rig supply in the U.S. Gulf of Mexico. Average revenue per day increased to $56,700 for the three months ended September 30, 2005, up from $33,800 for the three months ended September 30, 2004, which resulted in an additional $25.0 million in operating revenues. Results for the third quarter of 2005 reflect a slight decrease in utilization in this segment, after giving effect to the transfers of the jackup drilling unit THE 156 back to the U.S. Gulf of Mexico segment from our Other International segment in the fourth quarter of 2004. The decreased utilization accounted for a $0.4 million decrease in operating revenues in the third quarter of 2005 as compared to the same period in 2004. The transfer of THE 156 from our Other International segment generated operating revenues of $5.0 million in the third quarter of 2005.
     Operating revenues for our U.S. Inland Barge segment increased $10.2 million, or 36%, during the third quarter of 2005 as compared to the same period in 2004, due to higher average rig revenue per day and utilization. This market has continued to improve since the third quarter of 2004 with average rig revenue per day increasing from $22,900 for the third quarter of 2004 to $29,600 for the comparable period in 2005. This increase resulted in additional operating revenues of $8.8 million. Utilization of our inland barge fleet was 53% for the third quarter of 2005, as compared to 45% for the comparable period in 2004, which resulted in a $1.4 million increase in operating revenues.
     Operating revenues for our Other International segment were $23.1 million for the third quarter of 2005 for an increase of $4.1 million, or 22%, over operating revenues for the third quarter of 2004. This increase reflects the commencement of operation of our platform rig in Mexico in late 2004 under a long-term contract and an additional land rig in Venezuela. The operation of the platform rig contributed an additional $2.8 million in operating revenues during the third quarter of 2005. Higher land rig utilization in Venezuela contributed an additional $4.5 million in operating revenues in the third quarter of 2005 compared to the same period in 2004. In addition, the commencement of operations in Angola in September 2005 contributed an additional $2.1 million in revenues. These favorable contributions were offset by the transfer of THE 156 from Venezuela to the U.S. Gulf of Mexico, which generated $4.6 million in operating revenue during the third quarter of 2004 and 28 days of downtime for repairs on THE 206 which resulted in $1.1 million less operating revenue during the third quarter of 2005.
     The operations of Delta Towing contributed $12.7 million in operating revenues during the third quarter of 2005, an increase of $4.4 million, or 53%, as compared to the third quarter of 2004. Improved U.S. Gulf Coast market conditions and increased demand for marine support vessels resulted in Delta Towing’s revenue increase.
     Operating and Maintenance Expenses. Total operating and maintenance expenses increased $12.4 million, or 19%, in the third quarter of 2005 as compared to operating expenses of $65.4 million for the comparable period in 2004.

     Operating and maintenance expenses for our U.S. Gulf of Mexico segment were $2.9 million higher for the three months ended September 30, 2005 than the third quarter of 2004 primarily due to increased personnel costs of $1.8 million principally related to increased wages and safety and retention bonuses in the third quarter of 2005 as compared to the third quarter of 2004. We also incurred additional repair and maintenance costs of $1.0 million and $1.7 million more mobilization expense in the third quarter of 2005 compared to the comparable period in 2004 due to the increased utilization in 2005. The relocation of THE 156 back to the U.S. Gulf of Mexico also contributed an additional $1.6 million in expense in the third quarter of 2005 as compared to the third quarter of 2004. During the third quarter of 2004, THE 156 operated in Venezuela. These additional expenses were offset during the third quarter of 2005 as compared to the third quarter of 2004 by a decrease of $2.9 million in personal injury claim expense due to a decrease in claims and an improvement in the actuarial factors used to develop our personal injury claims.
     Our U.S. Inland Barge segment had $0.4 million higher operating and maintenance expenses in the third quarter of 2005 as compared to the third quarter of 2004 primarily due to higher personnel costs of $2.7 million and an increase in repair and maintenance cost of $1.3 million. The increase in the repair and maintenance cost was due primarily to the costs incurred in preparing to return Rig 28 to marketed operations. These costs were offset by a decrease of $3.8 million in personal injury claim expense in the third quarter of 2005 when compared to the third quarter of 2004. This resulted from the decrease in claims and an improvement in the actuarial factors used to develop our personal injury claims.
     Operating and maintenance expenses for our Other International segment were $8.1 million higher for the three months ended September 30, 2005 than the three months ended September 30, 2004. In Mexico, operating costs were $3.3 million higher due to our platform rig which began operations in late 2004 and incurred costs of $1.9 million in the third quarter of 2005 and higher costs of $2.0 million, principally due to expense incurred for repairs on THE 206. In Venezuela, lower operating and maintenance expenses of $1.2 million were due to the relocation of THE 156 back to the U.S. Gulf of Mexico which contributed $2.8 million in expenses in the third quarter of 2004 partially offset by a $1.2 million increase from increased land rig utilization during the third quarter of 2005. In preparation for the commencement of operations in Angola which began in September 2005, we incurred $5.8 million in costs on THE 185 in the third quarter of 2005.
     Delta Towing operating and maintenance expenses were $1.0 million higher for the three months ending September 30, 2005 when compared to the three months ending September 30, 2004, due to the increased utilization of marine support vessels in the Gulf of Mexico and the shallow waters of the Gulf Coast in response to increased market demand and increased repairs and maintenance expenses.
     General and Administrative Expenses. General and administrative expenses were $9.9 million for the third quarter of 2005 as compared to $7.0 million for the comparable period in 2004. The $2.9 million increase in general and administrative expenses was due primarily to $0.4 million additional stock compensation expense and $1.9 million in higher personnel costs, principally a result of increased incentive bonus costs and a one-time bonus of $0.7 million paid to stock option holders in conjunction with the special cash dividend paid during the third quarter of 2005. In addition, professional, accounting and legal fees were $0.7 million higher in the third quarter of 2005 as compared to third quarter of 2004, primarily related to Sarbanes-Oxley compliance work.
     Gain on Disposal of Assets, Net. During the three months ended September 30, 2005, we realized net gains on disposal of assets of $1.6 million including $1.1 million from the sale of drill pipe and miscellaneous equipment which had no book value. In addition, Delta Towing sold a marine support vessel for $0.9 million, resulting in a gain of $0.3 million. During the three months ended September 30, 2004, the Company realized a gain of $0.5 million on proceeds of $0.6 million from the sale of drill pipe. In addition, the sale of a marine support vessel by Delta Towing for $0.6 million resulted in a gain of $0.2 million for the same period.
     Interest Expense. Third party interest expense decreased $0.3 million in the third quarter of 2005 as compared to the comparable period in 2004 primarily due to lower debt balances resulting from the repayment of our 6.75% Senior Notes in April 2005.

     Income Tax Expense (Benefit). The income tax expense of $12.3 million for the third quarter of 2005 is principally comprised of our obligation to Transocean under the tax sharing agreement for the utilization of pre-IPO federal and state tax benefits. Our effective tax rate of 39.2% is higher than the federal tax rate principally due to state tax expense and 2004 income tax return to provision adjustments. In addition, our tax sharing agreement with Transocean does not allow a federal tax deduction for pre-IPO state tax benefits utilized. For the three months ended September 30, 2004, our net loss generated a tax benefit of $0.1 million.
Nine Months Ended September 30, 2005 and 2004
     Operating Revenues. Total operating revenues increased $136.1 million, or 55%, during the first nine months of 2005, as compared to the same period in 2004. The increase in operating revenues is primarily attributable to higher overall average rig revenue per day earned in 2005, as compared to the prior year period. Overall average rig revenue per day increased from $28,500 for the nine months ended September 30, 2004 to $37,000 for the nine months ended September 30, 2005. The increase in average rig revenue per day reflects the continued improvement of market conditions in the U.S. Gulf of Mexico and transition zone along the U.S. Gulf Coast, the revenue contribution from our platform rig which began operating in Mexico in December 2004, the commencement of operations in Angola and three land rigs which began operating in Venezuela in the last half of 2004. Average rig utilization of 53% for the nine months ended September 30, 2005 was up from 41% in the comparable period in 2004.
     Operating revenues for our U.S. Gulf of Mexico segment increased $83.2 million, or 89%, in the nine months ended September 30, 2005, as compared to the first nine months of 2004. In 2005, we achieved higher average rig revenue per day for our jackup and submersible drilling fleet, improving from $31,800 per day to $50,800. This resulted in an additional $61.1 million in operating revenues for the nine months ended September 30, 2005, as compared to the same period in 2004. The increase in average rig revenue per day is the result of our success in obtaining contracts with our customers at higher dayrates in response to increased market demand. Results for the first nine months of 2005 also reflect higher utilization for our current rig fleet in this market, after giving effect to the transfer of the jackup drilling unit THE 156 from our Other International segment in the fourth quarter of 2004. This increase in utilization resulted in $8.5 million in additional rig revenues in the nine months ended September 30, 2005, as compared to the same period in 2004. The transfer of THE 156 generated operating revenues of $13.6 million in the nine months ended September 30, 2005.
     Operating revenues for our U.S. Inland Barge segment increased $27.2 million, or 36%, in the nine months ended September 30, 2005, as compared to the same period in the prior year, primarily due to higher average rig revenue per day achieved in 2005, as compared to 2004. Average rig revenue per day increased from $21,900 for the nine months ended September 30, 2004 to $27,500 for the nine months ended September 30, 2005, as a result of our successful marketing efforts in negotiating higher dayrates for our fleet of inland barges during 2005. The increase in average rig revenue per day resulted in additional revenues of $21.0 million for the nine months ended September 30, 2005, as compared to the same period in 2004. Utilization of our inland barge fleet was 50% for the year-to-date period in 2005, as compared to 43% for the first nine months of 2004, which resulted in $6.2 million additional operating revenues in the first nine months of 2005, as compared to the same period in 2004.
     Operating revenues for our Other International segment were $67.6 million for the nine months ended September 30, 2005. The 22%, or $12.1 million, increase over operating revenues reported for the nine months ended September 30, 2004 reflects commencement of operation of our platform rig in Mexico in late 2004 under a long-term contract, the commencement of operations in Angola in September 2005 and three land rigs which began operations in the last half of 2004 in Venezuela. The operation of the platform rig contributed an additional $9.8 million in operating revenues during the nine months ended September 30, 2005. Higher land rig utilization in Venezuela contributed an additional $16.9 million in operating revenues in the nine months ended September 30, 2005 compared to the same period in 2004. In addition, the commencement of operations in Angola in September 2005 contributed an additional $2.1 million to 2005 operating revenues. These favorable contributions were offset by the transfer of THE 156 from Venezuela to the U.S. Gulf of Mexico, which generated $15.6 million in operating revenues for the nine months ended September 30, 2004.

     Our operating revenues for the first nine months of 2005 included $35.5 million related to the operation of Delta Towing’s fleet of U.S. marine support vessels which increased from $21.9 million during the first nine months of 2004 due to increased vessel utilization in response to improved market conditions.
     Operating and Maintenance Expenses. Total operating and maintenance expenses increased $39.8 million, or 21%, in the first nine months of 2005, as compared to operating expenses of $193.4 million for the same period in 2004.
     Operating and maintenance expenses for our U.S. Gulf of Mexico segment were $15.3 million higher for the nine months ended September 30, 2005 than the nine months ended September 30, 2004. The factors contributing to this increase were additional personnel costs of $5.0 million relating to the higher utilizations and wage increases in 2005, the relocation of THE 156 back to the U.S. Gulf of Mexico ($5.0 million) and increased mobilization expense ($3.2 million). Repair and maintenance expense resulting from the higher utilizations increased $2.4 million for the nine months ended September 30, 2005 as compared the nine months ended September 30, 2004.
     Operating and maintenance expenses for our U.S. Inland Barge segment were $68.3 million for the nine months ended September 30, 2005, as compared to $63.2 million for the same period in 2004. This $5.1 million, or 8%, increase was primarily the result of increasing personnel costs ($6.0 million) and higher repair and maintenance expenses, primarily on Rig 64, before beginning a two-well contract, and Rig 28, which was cold-stacked and began operations in the third quarter of 2005, of $2.2 million. These costs were offset by a decrease of $3.6 million in personal injury claim expense for the nine months ended September 30, 2005 when compared to the nine months ended September 30, 2004. This resulted from the decrease in claims and an improvement in the actuarial factors used to develop our personal injury claims.
     Operating costs for our Other International segment for the first nine months of 2005 increased $16.3 million, as compared to the same period in 2004. This increase was due to our platform rig in Mexico which began operations in December 2004 and incurred $5.9 million of expenses in the first nine months of 2005. In addition, we incurred higher expenses on our other Mexico operations of $2.7 million for the period ended September 30, 2005 as compared to the same period ended September 30, 2004. Higher land rig utilization and increasing costs in Venezuela resulted in an increase of $10.1 million when comparing the first nine months of 2005 to the same period in 2004. Reactivation of THE 185 for operations in Angola resulted in an additional $8.3 million in expense being incurred during the first nine months of 2005. These additional expenses were partially offset by the transfer of THE 156 to our U.S. Gulf of Mexico operations which lowered expenses in our Other International segment by $10.0 million for the nine months ended September 30, 2005 as compared to the same period ended September 30, 2004 and a $0.8 million reduction in a Venezuelan labor claim legal reserve due to favorable settlements.
     Delta Towing operations incurred $19.5 million in operating costs for the nine months ended September 30, 2005. This represented a $3.1 million, or 19%, increase over operating costs of $16.4 million recognized in the comparable period ending September 30, 2004, due to increased marine support vessel utilization and increased repairs and maintenance expenses.
     General and Administrative Expenses. General and administrative expenses were $28.2 million for the nine months ended September 30, 2005, as compared to $26.6 million for the comparable period in 2004. General and administrative expenses for the nine months ended September 30, 2005 increased $1.6 million, as compared to the same period in 2004, due primarily to higher payroll costs of $3.9 million, professional, legal and accounting fee increases of $1.7 million and an increase in Delta Towing and other general and administrative expenses of $0.8 million. These increases were offset by a decrease in stock option and restricted stock award expense of $4.8 million. The stock option expense of $10.8 million recognized in the nine months ended September 30, 2004 included $9.3 million of stock compensation expense associated with post-IPO grants of stock options and restricted stock awards. Comparable stock compensation expense for the nine months ended September 30, 2005 was $6.0 million which also included expense related to deferred performance units and deferred stock units. Additionally in 2004, we recognized a one-time $1.5 million stock compensation expense related to the modification of Transocean stock options held by some of our employees. In addition, administrative charges incurred under our transition services agreement with Transocean were $0.3 million lower in the nine months ended September 30, 2005 when compared with the nine months ended September 30, 2004.

     Gain on Disposal of Assets, Net. During the first nine months of 2005, we realized net gains on disposal of assets of $8.3 million related to the sale of our jackup rig, THE 192 ($3.7 million), the sale of drill pipe and miscellaneous equipment ($3.4 million) and five marine support vessels by Delta Towing ($1.2 million). During the nine months ended September 30, 2004, we realized gains on disposal of assets of $5.4 million, primarily related to the sale of five marine support vessels by Delta Towing ($2.0 million), the settlement of an October 2000 insurance claim for one of our jackup rigs ($1.5 million) and the sale of drill pipe and miscellaneous equipment ($1.8 million).
     Interest Expense. Third party interest expense and interest expense-related party decreased $3.5 million in the nine months ended September 30, 2005, as compared to the same period in 2004, primarily due to lower debt balances owed to third parties and Transocean. In the first quarter of 2004, we completed the debt-for-equity exchange of all our remaining outstanding related party debt payable to Transocean and in the second quarter of 2005 we made payments of $7.7 million to retire our 6.75% Senior Notes.
     Income Tax Expense (Benefit). The income tax expense of $21.5 million for the nine months ended September 30, 2005 reflects a 36.0% effective tax rate and is principally comprised of our obligation to Transocean under the tax sharing agreement for the utilization of pre-IPO federal and state tax benefits. Tax expense for the first nine months of 2005 includes the effect of recognizing an additional $7.7 million in pre-IPO deferred state tax liabilities that existed at the IPO date. The recognition of these pre-IPO deferred state tax liabilities resulted in a $7.7 million reduction in additional paid-in capital, $0.9 million of deferred state tax benefit and a $6.8 million increase in deferred tax liabilities. Without the effect of this deferred state tax benefit, the effective tax rate for the nine months ended September 30, 2005, would have been 37.5%.
     Under the tax sharing agreement, we are unable to reduce our federal tax benefit obligation owed to Transocean for the state tax benefits utilized. For the nine months ended September 30, 2004, our net loss generated a tax benefit of $13.4 million or a 29.4% effective tax rate, which was lower than the federal tax rate due to a valuation allowance on the Delta Towing tax benefits generated during the first nine months of 2004.
     During September, Transocean instructed us, pursuant to a provision in the tax sharing agreement, to take a tax deduction for profits realized by current and former employees and directors of ours or our predecessors who exercised Transocean stock options during calendar 2004. Transocean also indicated that it expected us to take a similar deduction in future years to the extent there were profits realized by our current and former employees and directors of Transocean during those future periods.
     It is our belief that the tax sharing agreement only requires us to pay Transocean for deductions related to stock option exercises by persons who were our employees on the date of exercise. The payment obligation is generally 35% of the tax deduction. Transocean disagreed with our interpretation of the tax sharing agreement as it relates to this issue and it believes that we must pay for all stock option exercises, irrespective of whether any employment or other service provider relationship may have terminated prior to the exercise of the employee stock option. As such, Transocean initiated dispute resolution proceedings against us.
     While the outcome of this dispute is uncertain, we recorded our obligation to Transocean based on our interpretation of the tax sharing agreement without the benefit derived from stock option deductions relating to persons who were not our employees on the date of the exercise. For the tax year ending December 31, 2004, the deduction related to all of our current and former employees and directors was approximately $8.8 million with only $1.1 million attributable to persons who were our employees on the date of exercise. Additionally, we have been informed by Transocean that from January 1, 2005 to June 30, 2005, our current and former employees and directors have realized $65.5 million of gains from the exercise of Transocean stock options with $3.6 million relating to persons who were our employees on the date of exercise. If Transocean’s interpretation of the tax sharing agreement prevails, we would recognize a tax benefit for former employee and director stock option exercises and pay Transocean 35% for the deduction. While this would not increase our tax expense, it would defer utilization of pre-IPO income tax benefits.

Financial Condition
     At September 30, 2005 and December 31, 2004, we had total assets of $743.6 million and $761.4 million, respectively. The $17.8 million decrease in assets during the first nine months of 2005 is primarily attributable to the cash dividend of $61.2 million paid in the third quarter of 2005 offset by an increase in cash of $73.3 million generated primarily by improved operations. In addition, accounts receivable increased as a result of the continually improving market conditions in our industry by $35.5 million. These increases in assets were partly offset by depreciation of $72.0 million and $2.0 million in net amortization of deferred preparation and mobilization costs.
Liquidity and Capital Resources
Sources and Use of Cash
     Nine Months Ended September 30, 2005 Compared to Nine Months Ended September 30, 2004. Net cash provided by operating activities for the nine months ended September 30, 2005 and 2004 was $61.1 million and $30.9 million, respectively. The $30.2 million increase in net cash provided by operating activities is primarily attributable to an increase in net income of $70.4 million. Adjustments to reconcile net income to net cash provided by operating activities were lower in 2005, primarily due to an increase in deferred income taxes of $12.8 million for the nine months ended September 30, 2005 as compared to the same period ended September 30, 2004, a $4.8 million decrease in stock compensation expense recognized by us in the first nine months of 2005 as compared to the corresponding period in 2004, and the additional $2.9 million gain on asset sales recorded in the first nine months of 2005 as compared to the comparable period in 2004. Our net income was favorably affected by the continuing improvement in the demand for shallow water drilling services which resulted in our dayrates increasing from $28,500 to $37,000 and our rig utilization percentages increasing from 41% to 53%.
     Changes in operating assets and liabilities, net of effect of distributions to related parties, resulted in a $18.4 million reduction in cash for the year to date period ending September 30, 2005, compared to a $2.9 million increase in the same period in 2004. This $21.3 million decrease is primarily the result of an increase of our accounts receivable due to the improving demand for drilling services and the resulting increase in dayrates and utilization offset by an increase in our outstanding accounts payable due to the increased business and higher income tax balances resulting from the higher revenues and income in the first nine months of 2005 as compared to the first nine months of 2004.
     Net cash provided by investing activities was $3.3 million for the nine months ended September 30, 2005, compared to $3.2 million provided by investing activities for the same period in 2004. The $0.1 million increase in net cash provided by investing activities is a result of capital expenditures increasing $3.1 million for the first nine months of 2005 as compared to the first nine months of 2004, offset by an increase in cash proceeds from sales of assets of $3.2 million.
     Net cash used in financing activities was $52.3 million for the year to date period ended September 30, 2005, as compared to $0.3 million for the same period in 2004. The increase in cash used in financing activities was the result of our payment of a special cash dividend of $61.2 million in September 2005 and the repayment of our 6.75% Senior Note outstanding balance of $7.7 million. These uses in cash were offset by proceeds of $15.7 million from the exercise of common stock options.
Sources of Liquidity and Capital Expenditures
     Our existing cash balances and cash flows from operating activities were our primary sources of liquidity for the nine months ended September 30, 2005. Our primary sources of liquidity for the nine months ended September 30, 2004 were asset sales and cash flows from operations. For the nine months ended September 30, 2005, our primary uses of cash were operating costs, a special cash dividend payment of $61.2 million, capital expenditures of $11.4 million and debt repayments of $10.4 million. For the nine months ended September 30, 2004, our primary uses of cash were operating costs, capital expenditures of $8.3 million related to upgrades and replacements of equipment and the retirement of amounts owed under capital lease obligations. At September 30, 2005, we had $77.2 million in cash and cash equivalents.

     We anticipate that we will rely primarily on internally generated cash flows to maintain liquidity. From time to time, we may also make use of our revolving line of credit for cash liquidity. In December 2003, we entered into a two-year, $75 million floating-rate secured revolving credit facility that declined to $60 million in December 2004. There were no amounts outstanding under this credit facility at September 30, 2005.
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
     Additionally, we entered into an unsecured line of credit with a bank in Venezuela in the third quarter of 2004 to provide a maximum of 4.5 billion Venezuela Bolivars ($2.1 million U.S. dollars at the current exchange rate at September 30, 2005) in order to provide local currency liquidity. Each draw on the line of credit is denominated in Venezuela Bolivars and is evidenced by a 30-day promissory note that bears interest at the then market rate as designated by the bank. The promissory notes are pre-payable at any time at our option. However, if not repaid within 30 days, the promissory notes may be renewed at mutually agreeable terms for an additional 30-day period at the then designated interest rate. There are no commitment fees payable on the unused portion of the line of credit, and the facility is reviewed annually by the bank’s board of directors. There were no borrowings outstanding under this line of credit at September 30, 2005 or December 31, 2004.

     We expect capital expenditures to be approximately $18 million, without any additional rig reactivations, for 2005, primarily for rig refurbishments and the purchase of capital equipment. The timing and amounts we actually spend in connection with the reactivation of other selected rigs is subject to our discretion and will depend on market conditions and our cash flows. We would expect capital expenditures to increase as market conditions improve. Our ability to fund capital expenditures would be adversely affected if conditions deteriorate in our business, we experience poor results in our operations or we fail to meet covenants under the revolving credit facility described in the previous paragraph.
     In our fleet of 64 drilling rigs, we currently have eight cold stacked jackup rigs, 11 cold stacked inland barge rigs and two cold stacked submersible rigs. We currently believe the costs to prepare our eight cold stacked jackup rigs for service is approximately $60 to $65 million. The estimated cost to reactivate our 11 cold stacked inland barge rigs is approximately $33 to $38 million and to reactivate our two submersible rigs the estimated cost is $12 to $15 million. These estimated amounts are subject to variables including further rig deterioration over time, the availability and cost of shipyard facilities, customer requirements, cost of equipment and materials and the actual extent of required repairs and maintenance. Actual amounts could vary substantially. In anticipation of reactivating some of these rigs during the fourth quarter of 2005 and in 2006, we have already placed orders for equipment with long lead times, including a $6.5 million commitment for five top-drives with an 18-month option for ten additional top-drive units and $2.6 million of drill pipe for delivery in late 2005 or early 2006.
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
     During the nine months ended September 30, 2005, there were no material changes to the contractual obligations, including our scheduled debt maturities, reported in our Annual Report on Form 10-K as of December 31, 2004. In addition, there has been no material change during the first nine months of 2005 to the surety bonds that guarantee our performance as it relates to drilling contracts, insurance, tax and other obligations in various jurisdictions.
Dividend Policy
     It has been our policy since the IPO not to pay dividends but to instead reinvest earnings in our business. In addition, our revolving credit facility prohibits the payment of dividends without prior approval of the lenders. Due to favorable market conditions, our unrestricted cash balances grew to levels that exceeded our foreseeable needs for cash held for reinvestment and unknown contingencies. Therefore, after securing the approval of our lenders, our board of directors declared a special cash dividend of $1.00 per share that was paid August 25, 2005. A total of $61.2 million was paid in common stock dividends. Our board of directors will determine any change in our dividend policy, the payment of future dividends on our common stock, if any, and the amount of any dividends.
     In connection with the special cash dividend and as contemplated by our long term incentive plans, our Executive Compensation Committee awarded special cash bonuses to holders of stock options under our long term incentive plans in the aggregate amount of $0.7 million to compensate them for any potential loss in option value. These bonuses were paid in the third quarter of 2005.

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
Item 4. Controls and Procedures
     As of September 30, 2005, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
     There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
Item 1. Legal Proceedings
     Robert E. Aaron et al. vs. Phillips 66 Company et al. Circuit Court, Second Judicial District, Jones County, Mississippi. This is the case name used to refer to several cases that have been filed in the Circuit Courts of the State of Mississippi involving 764 persons that allege personal injury arising out of asbestos exposure in the course of their employment by the defendants between 1965 and 2002. The complaints name as defendants, among others, certain of the Company’s subsidiaries and certain of Transocean’s subsidiaries to whom the Company may owe indemnity and other unaffiliated defendant companies, including companies that allegedly manufactured drilling related products containing asbestos that are the subject of the complaints. The number of unaffiliated defendant companies involved in each complaint ranges from approximately 20 to 70. The complaints allege that the defendant drilling contractors used asbestos-containing products in offshore drilling operations, land based drilling operations and in drilling structures, drilling rigs, vessels and other equipment and assert claims based on, among other things, negligence and strict liability, and claims authorized under the Jones Act. The plaintiffs seek, among other things, awards of unspecified compensatory and punitive damages. The trial court granted motions requiring each plaintiff to name the specific defendant or defendants against whom such plaintiff makes a claim and the time period and location of asbestos exposure so that the cases may be properly served. In that regard, a majority of these cases have been assigned to a special master who has approved a form of questionnaire to be completed by plaintiffs so that claims made may be properly served against specific defendants. As of the date of this report, approximately 544 questionnaires had been submitted. Of those, approximately 64 shared periods of employment by TODCO and Transocean which could lead to claims against either company. The Company has not determined which entity would be responsible for such claims under the Master Separation Agreement between the two companies. The Company has not yet had an opportunity to conduct any additional discovery to verify the number of plaintiffs, if any, that were employed by its subsidiaries or Transocean’s subsidiaries or otherwise have any connection with the Company’s or Transocean’s drilling operations. The Company intends to defend itself vigorously and, based on the limited information available at this time, the Company does not expect the ultimate outcome of these lawsuits to have a material adverse effect on its consolidated results of operations, financial position or cash flows.
     The Company has certain actions or claims pending that have been previously discussed and reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. There were no material developments in these previously reported matters during the quarter ended September 30, 2005. The Company and its subsidiaries are involved in a number of other lawsuits, all of which have arisen in the ordinary course of business. The Company does not believe that ultimate liability, if any, resulting from any such other pending litigation will have a material adverse effect on its consolidated results of operations, financial position or cash flows.

Item 6. Exhibits
Exhibit Index

Exhibit
No.	Description	Filed Herewith or Incorporated by Reference from:
3.1	Third Amended and Restated Certificate of	Exhibit 3.1 to Annual Report on Form 10-K for the year
	Incorporation.	ended December 31, 2003

3.2	Amended and Restated By-Laws	Exhibit 3.2 to Annual Report on Form 10- K for the year
ended December 31, 2003

3.3	Form of Certificate of Designation of Series A	Included as Exhibit A to Exhibit 3.3 to Amendment 1 of
	Junior Participating Preferred Stock (included as	Form S-1, Registration No. 333-101921, filed February
	Exhibit A to Exhibit 3.3)	12, 2003

10.1	Form of Employee Non-Qualified Stock Option Award	Exhibit 10.1 to Current Report on Form 8-K dated as of
	Letter under the TODCO 2005 Long Term Incentive	July 7, 2005
Plan

10.2	Form of Employee Deferred Performance Unit Award	Exhibit 10.2 to Current Report on Form 8-K dated as of
	Letter under the TODCO 2005 Long Term Incentive	July 7, 2005
Plan

10.3	Form of Director Deferred Stock Unit Grant Award	Exhibit 10.1 to Current Report on Form 8-K dated as of
	Letter under the TODCO 2005 Long Term Incentive	May 17, 2005
Plan

10.4	Form of Indemnification Agreement for Officers	Exhibit 10.10 to Amendment 3 of Form S-1, Registration
	and Directors	No. 333-101921, filed September 12, 2003

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief	Filed herewith
Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief	Filed herewith
Financial Officer

†32.1	Section 1350 Certification of Chief Executive	Furnished herewith
Officer and Chief Financial Officer

†	Furnished, not filed, in accordance with Item 601(b)(32) of Regulation S-K.

SIGNATURES
     Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in Houston, Texas, on this 3rd day of November, 2005.

TODCO

/s/ T. Scott O’Keefe

T. Scott O’Keefe Senior Vice President and Chief Financial Officer (on behalf of TODCO and as Principal Financial Officer)

Index To Exhibits

Exhibit
No.	Description	Filed Herewith or Incorporated by Reference from:
3.1	Third Amended and Restated Certificate of	Exhibit 3.1 to Annual Report on Form 10-K for the year
	Incorporation.	ended December 31, 2003

3.2	Amended and Restated By-Laws	Exhibit 3.2 to Annual Report on Form 10- K for the year
ended December 31, 2003

3.3	Form of Certificate of Designation of Series A	Included as Exhibit A to Exhibit 3.3 to Amendment 1 of
	Junior Participating Preferred Stock (included as	Form S-1, Registration No. 333-101921, filed February
	Exhibit A to Exhibit 3.3)	12, 2003

10.1	Form of Employee Non-Qualified Stock Option Award	Exhibit 10.1 to Current Report on Form 8-K dated as of
	Letter under the TODCO 2005 Long Term Incentive	July 7, 2005
Plan

10.2	Form of Employee Deferred Performance Unit Award	Exhibit 10.2 to Current Report on Form 8-K dated as of
	Letter under the TODCO 2005 Long Term Incentive	July 7, 2005
Plan

10.3	Form of Director Deferred Stock Unit Grant Award	Exhibit 10.1 to Current Report on Form 8-K dated as of
	Letter under the TODCO 2005 Long Term Incentive	May 17, 2005
Plan

10.4	Form of Indemnification Agreement for Officers	Exhibit 10.10 to Amendment 3 of Form S-1, Registration
	and Directors	No. 333-101921, filed September 12, 2003

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief	Filed herewith
Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief	Filed herewith
Financial Officer

†32.1	Section 1350 Certification of Chief Executive	Furnished herewith
Officer and Chief Financial Officer

†	Furnished, not filed, in accordance with Item 601(b)(32) of Regulation S-K.