Form 10-Q
period 2006-09-30
TODCO
filed 2006-11-02
CIK 1210697

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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
Large accelerated filer ☑           Accelerated filer ☐           Non-accelerated filer ☐
     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of October 31, 2006, 57,726,582 shares of common stock were outstanding.

PART I
Item 1. Financial Statements
TODCO AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2006	2005
	(Unaudited)
	(In millions,
	except share data)
ASSETS
Cash and cash equivalents	$137.9	$163.0
Accounts receivable
Trade	187.8	107.4
Related party	9.8	9.9
Other	28.0	9.8
Supplies	5.0	4.9
Deferred income taxes	8.9	8.4
Other current assets	3.5	4.3

Total current assets	380.9	307.7

Property and equipment	952.6	919.7
Less accumulated depreciation	497.9	436.7

Property and equipment, net	454.7	483.0

Other assets	24.9	34.3

Total assets	$860.5	$825.0

LIABILITIES AND STOCKHOLDERS’ EQUITY
Trade accounts payable	$69.4	$42.4
Accrued income taxes	20.2	10.9
Accrued income taxes—related party	88.9	44.9
Debt due within one year	2.2	0.4
Debt due within one year—related party	—	2.9
Interest payable—related party	—	0.1
Other current liabilities	64.0	63.0

Total current liabilities	244.7	164.6

Long-term debt	16.5	16.6
Deferred income taxes	121.7	144.8
Other long-term liabilities	1.4	3.5

Total long-term liabilities	139.6	164.9

Commitments and contingencies
Preferred stock, $0.01 par value, 50,000,000 shares authorized and no shares issued and outstanding	—	—
Common stock, $0.01 par value, 500,000,000 shares authorized, 57,711,477 shares and 61,521,990 shares issued and outstanding at September 30, 2006 and December 31, 2005, respectively	0.6	0.6
Common stock, Class B, $0.01 par value, no shares authorized at September 30, 2006 and 260,000,000 shares authorized and no shares issued and outstanding at December 31, 2005	—	—
Additional paid-in capital	6,385.4	6,527.2
Retained deficit	(5,909.8)	(6,029.3)
Unearned compensation	—	(3.0)

Total stockholders’ equity	476.2	495.5

Total liabilities and stockholders’ equity	$860.5	$825.0

See accompanying notes.

TODCO AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
		(In millions, except per
		share amounts)
Operating revenues	$242.3	$141.4	$652.0	$383.8

Costs and expenses
Operating and maintenance	129.2	77.8	377.1	233.2
Depreciation	20.9	24.1	65.1	72.0
General and administrative	10.8	9.9	31.2	28.2
Impairment loss on long-lived assets	—	—	0.4	—
Gain on disposal of assets, net	(6.7)	(1.6)	(9.0)	(8.3)

	154.2	110.2	464.8	325.1

Operating income	88.1	31.2	187.2	58.7

Other income (expense), net
Interest income	2.6	0.9	7.4	2.2
Interest expense	(0.8)	(0.8)	(2.2)	(2.7)
Interest expense—related party	—	(0.1)	—	(0.2)
Other, net	0.7	0.2	0.6	1.7

	2.5	0.2	5.8	1.0

Income before income taxes and cumulative effect of change in accounting principle	90.6	31.4	193.0	59.7
Income tax expense	35.1	12.3	73.6	21.5

Income before cumulative effect of change in accounting principle	55.5	19.1	119.4	38.2
Cumulative effect of change in accounting principle, net of tax	—	—	0.1	—

Net income	$55.5	$19.1	$119.5	$38.2

Net income per common share:
Basic:
Income before cumulative effect of change in accounting principle	$0.93	$0.31	$1.96	$0.63
Cumulative effect of change in accounting principle	—	—	—	—

Net income per common share	$0.93	$0.31	$1.96	$0.63

Diluted:
Income before cumulative effect of change in accounting principle	$0.92	$0.31	$1.95	$0.63
Cumulative effect of change in accounting principle	—	—	—	—

Net income per common share	$0.92	$0.31	$1.95	$0.63

Weighted average common shares outstanding:
Basic	59.8	60.9	60.9	60.4
Diluted	60.2	61.6	61.4	61.2
See accompanying notes.

TODCO AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
	2006	2005
	(In millions)
Cash Flows from Operating Activities
Net income	$119.5	$38.2
Adjustments to reconcile net income to net cash provided by operating activities:
Cumulative effect of change in accounting principle, net of tax	(0.1)	—
Depreciation	65.1	72.0
Deferred income taxes	(23.7)	(28.0)
Stock-based compensation expense	5.0	6.0
Net gain on disposal of assets	(9.0)	(8.3)
Amortization of debt issue costs	0.1	0.7
Deferred income, net	(12.5)	(3.1)
Deferred expenses, net	7.0	2.0
Impairment loss on long-lived assets	0.4	—
Excess tax benefit from stock based compensation	(3.8)	—
Changes in operating assets and liabilities, net of effect of distributions to related parties
Accounts receivable, net	(98.5)	(38.6)
Accounts payable and other current liabilities	38.0	5.8
Accounts receivable/payable to related party, net	0.1	1.3
Income taxes receivable/payable, net	57.1	14.1
Other, net	2.2	(1.0)

Net cash provided by operating activities	146.9	61.1

Cash Flows from Investing Activities
Capital expenditures	(40.7)	(11.4)
Investment in oil and gas partnerships	(5.5)	—
Proceeds from disposal of assets, net	10.7	14.7
Decrease (increase) in restricted cash	6.0	(0.1)

Net cash provided by (used in) investing activities	(29.5)	3.2

Cash Flows from Financing Activities
Dividends paid to stockholders	—	(61.2)
Stock repurchase	(150.2)	—
Payments on short-term debt	(5.4)	(2.7)
Proceeds from short-term debt	6.1	2.7
Repayments on 6.75% senior notes	—	(7.7)
Excess tax benefit from stock based compensation	3.8	—
Issuance of common stock under long-term incentive plans	3.2	15.7
Other, net	—	1.0

Net cash used in financing activities	(142.5)	(52.2)

Net increase (decrease) in cash and cash equivalents	(25.1)	12.1

Cash and cash equivalents at beginning of period	163.0	65.1

Cash and cash equivalents at end of period	$137.9	$77.2

See accompanying notes.

TODCO AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1 — Nature of Business
     TODCO (together with its subsidiaries and predecessors, unless the context requires otherwise, the “Company,” “we” or “our”), is a leading provider of contract oil and gas drilling services, primarily in the United States (“U.S.”) Gulf of Mexico shallow water and inland marine region, an area referred to as the U.S. Gulf Coast. The Company owns 64 drilling rigs, consisting of 24 jackup rigs, 27 inland barge rigs, three submersible rigs, one platform rig and nine land rigs. The Company contracts its drilling rigs, related equipment and work crews primarily on a dayrate basis to drill oil and natural gas wells. The Company also operates a fleet of 42 inland tugs, 20 offshore tugs, 36 crew boats, 31 deck barges, 17 shale barges, five spud barges and two offshore barges.
     In January 2001, the Company was acquired by Transocean Inc. (the “Transocean”). After acquiring the Company, Transocean transferred all assets not related to our shallow water business to other Transocean related entities. Then from February 2004 to May 2005, Transocean sold its interest in the Company through an initial and several secondary stock offerings. See Note 3.
Note 2 — Summary of Significant Accounting Policies and Basis of Consolidation
     Basis of Consolidation — These condensed financial statements have been prepared in accordance with the rules of the Securities and Exchange Commission for interim financial statements and do not include all annual disclosures required by accounting principles generally accepted in the United States. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended December 31, 2005. The condensed financial information as of September 30, 2006 and for the three and nine months ended September 30, 2006 and 2005 is unaudited, but includes all adjustments that management considers necessary for a fair presentation of the Company’s consolidated results of operations, financial position and cash flows. Results for the three and nine months ended September 30, 2006 are not necessarily indicative of results to be expected for the full fiscal year 2006 or any other future periods. Certain prior period amounts have been reclassified to conform to current year presentation.
     Intercompany transactions and accounts have been eliminated. For investments in joint ventures that either do not meet the criteria of being a variable interest entity or where the Company is not deemed to be the primary beneficiary for accounting purposes, such entities would not be consolidated. (See Note 14 to the Condensed Consolidated Financial Statements.) For investments in joint ventures that meet the criteria of a variable interest entity and where the Company is deemed to be the primary beneficiary for accounting purposes, such entities are consolidated. (See Note 4 to the Condensed Consolidated Financial Statements.)
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
     Cash and Cash Equivalents — Cash equivalents are stated at cost, which approximates fair value. Cash equivalents are highly liquid investments with an original maturity of three months or less. As of September 30, 2006, and December 31, 2005, the Company had $6.2 million and $12.2 million, respectively, of restricted cash to support three performance bonds issued in connection with our contracts with PEMEX in Mexico. This restricted cash is included in other assets on the condensed consolidated balance sheet.

     Accounts Receivable and Allowance for Doubtful Accounts — Accounts receivable trade are stated at the historical carrying amount net of write-offs and allowance for doubtful accounts receivable. Interest receivable on delinquent accounts receivable is included in the accounts receivable trade balance and recognized as interest income when collectibility is reasonably assured. Uncollectible accounts receivable trade are written off when a settlement is reached for an amount that is less than the outstanding historical balance. The Company establishes an allowance for doubtful accounts receivable on a case-by-case basis when it believes the collection of specific amounts owed is unlikely to occur. This allowance was $0.6 million at September 30, 2006 and $0.4 million at December 31, 2005.
     Supplies — Supplies are carried at the lower of average cost or market value less an allowance for obsolescence. This allowance was $0.3 million at September 30, 2006 and December 31, 2005.
     Stock-Based Compensation — Effective January 1, 2003, the Company adopted the fair value method of accounting for stock-based compensation using the prospective method of transition under Statement of Financial Accounting Standards (“SFAS”) 123, Accounting for Stock-based Compensation (“SFAS 123”). Under the prospective method and in accordance with the provisions of SFAS 148, Accounting for Stock-Based Compensation — Transition and Disclosure (“SFAS 148”), the recognition provisions are applied to all employee awards granted, modified or settled after January 1, 2003. Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”), using the modified prospective transition method and therefore has not restated results for prior periods. Under this transition method, stock-based compensation expense for the first nine months of fiscal 2006 includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provision of SFAS 123. Stock-based compensation expense for all stock-based compensation awards granted after January 1, 2006 is based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. As a result of the Company having adopted SFAS 123 in an earlier period, the adoption of SFAS 123R in the first quarter of 2006 had an immaterial income effect. Under the fair value recognition provisions of SFAS 123R, the Company recognizes stock-based compensation net of an estimated forfeiture rate and only recognizes compensation cost for those shares expected to vest on a straight-line basis over the requisite service period of the award, which is generally a vesting term of three years. (See Note 11 to the Consolidated Condensed Financial Statements for a further discussion on stock-based compensation.)
     SFAS 123R requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those share-based payments (excess tax benefits) to be classified as financing cash flows. The Company classified $3.8 million in excess tax benefits as a financing cash inflow in the third quarter of 2006 in accordance with SFAS 123R.
     New Accounting Pronouncements — In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company does not anticipate the adoption of SFAS 157 to have a material effect on its financial condition, cash flow or results of operations.
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
     Before completion of the IPO, the Company entered into various agreements to complete the separation of the Gulf of Mexico shallow and inland water (“Shallow Water”) business from Transocean, including an employee matters agreement, a master separation agreement and a tax sharing agreement. (See Note 8.) The master separation agreement provides for, among other things, the assumption by the Company of liabilities relating to the Shallow Water business and the assumption by Transocean of liabilities unrelated to the Shallow Water business, including the indemnification of losses that may occur as a result of certain of the Company’s ongoing legal proceedings. (See Note 9.)
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
     Stock Repurchase — In August 2006, the Company announced that its Board of Directors had authorized the repurchase of up to $150 million of its common stock. The Company completed this repurchase and retired 4.2 million shares of its common stock under this plan at an average price of $35.55 per share, including transaction fees, during the third quarter of 2006. The repurchase was funded with existing cash balances. Total consideration of $150.2 million paid to repurchase the shares was recorded in stockholders’ equity as a reduction in common stock and additional paid-in capital.
Note 4 — Delta Towing
     Prior to January 1, 2006, the Company owned a 25 percent equity interest in Delta Towing LLC (“Delta Towing”), a joint venture formed to own and operate the Company’s U.S. marine support vessel business, consisting primarily of shallow water tugs, crewboats and utility barges. The Company previously contributed its support vessel business to the joint venture in return for a 25 percent ownership interest and certain secured notes receivable from Delta Towing with a face value of $144.0 million. The Company valued these notes at $80.0 million and no value was assigned to the ownership interest in Delta Towing. The remaining 75 percent ownership interest was held by affiliates of Edison Chouest Inc. (“Chouest”), which also loaned Delta Towing $3.0 million. (See Note 5.)
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
     In January 2006, the Company purchased Chouest’s 75% interest in Delta Towing for one dollar and paid $1.1 million to retire Delta Towing’s $2.9 million related party note to Chouest. The acquisition of the 75% interest was accounted for under the purchase method of accounting. As a result, the Company recognized a purchase price adjustment of $3.9 million, including the $1.8 million gain recognized by Delta Towing upon the retirement of the related party debt, which reduced Delta Towing’s property assets. The purchase of the additional interest in Delta Towing did not have a material effect on the Company’s consolidated results of operations, financial position or cash flows for the three and nine months ended September 30, 2006, since Delta Towing was already consolidated in the Company’s consolidated financial statements in accordance with FIN 46.
Note 5 — Long-Term Debt and Capital Lease Obligations
     Long-term debt, net of unamortized discounts, premiums, and fair value adjustments, was comprised of the following (in millions):

	Third Party		Related Party
	September 30,	December 31,	September 30,	December 31,
	2006	2005	2006	2005
6.95% Senior Notes, due April 2008	$2.2	$2.2	$—	$—
7.375% Senior Notes, due April 2018	3.5	3.5	—	—
9.5% Senior Notes, due December 2008	10.8	10.9	—	—
Other debt	2.2	0.4	—	2.9

Total	18.7	17.0	—	2.9
Less debt due within one year	2.2	0.4	—	2.9

Total long-term debt	$16.5	$16.6	$—	$—

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
     During the three and nine months ended September 30, 2006, the Company recognized $0.4 million and $0.9 million, respectively, in interest expense related to commitment fees on the unused portion of the 2005 Facility and recognized $0.3 million and $0.7 million, respectively, for the corresponding periods ended September 30, 2005 related to the 2003 Facility. During the three and nine months ended September 30, 2006, the Company amortized $0.1 million and $0.3 million, respectively, in deferred financing costs as a component of interest expense and recognized $0.2 million and $0.8 million, respectively, for the corresponding periods ended September 30, 2005. At September 30, 2006 and December 31, 2005, the Company had no borrowings outstanding under the 2005 Facility.
     Senior Notes — Prior to the IPO, the Company had 6.75%, 6.95%, 7.375%, and 9.5% Senior Notes (the “Senior Notes”) outstanding. In April 2005, the Company repaid the outstanding balance of $7.7 million related to the 6.75% Senior Notes. As a result, at September 30, 2006, approximately, $2.2 million, $3.5 million, and $10.2 million principal amount of the 6.95%, 7.375%, and 9.5% Senior Notes, respectively, due to third parties were outstanding. The fair value of these notes at September 30, 2006, was approximately $2.3 million, $3.8 million, and $11.2 million, respectively, based on the market valuations. The Company recognized $0.2 million and $0.8 million in interest expense related to these notes for the three and nine months ended September 30, 2006, respectively, and $0.3 million and $1.0 million, respectively, for the three and nine months ended September 30, 2005.
     Other Debt — Third Party — The Company entered into an unsecured line of credit with a bank in Venezuela in the third quarter of 2004 to provide a maximum of 4.5 billion Venezuela Bolivars which was increased to 6.0 billion Venezuela Bolivars in March 2006 ($2.8 million U.S. dollars at the September 30, 2006 exchange rate) in order to manage local currency liquidity. Each draw on the line of credit is denominated in Venezuela Bolivars and is evidenced by a 30-day promissory note that bears interest at the then market rate as designated by the bank. The promissory notes are pre-payable at any time at the Company’s option. However, if not repaid within 30 days, the promissory notes may be renewed at mutually agreeable terms for an additional 30-day period at the then designated interest rate. There are no commitment fees payable on the unused portion of the line of credit, and the facility is reviewed annually by the bank’s board of directors.
     At September 30, 2006, the Company had $2.2 million outstanding under this line of credit which currently bears interest at 14.0% per annum. The Company recognized $0.1 million and $0.2 million in interest expense related to the Venezuela line of credit for the three and nine months ended September 30, 2006, respectively. The Company recognized $0.1 million in interest expense for the nine months ended September 30, 2005. Minimal interest expense was recognized for the three month period ended September 30, 2005.
     Other Debt — Related Party — In connection with the acquisition of the U.S. marine support vessel business, Delta Towing entered into a $3.0 million note agreement with Chouest dated January 30, 2001. In conjunction with the purchase of Chouest’s 75% interest in Delta Towing in January 2006, the outstanding balance of $2.9 million was retired. The note had an interest rate of 8 percent per annum, payable quarterly. The note was classified as a current obligation in the Company’s condensed consolidated balance sheet at December 31, 2005 as Delta Towing was in default on this note. Interest expense related to the note with Chouest was $0.1 million and $0.2 million for the three and nine months ended September 30, 2005, respectively.
     Capital Lease Obligations — From time to time the Company enters into capital lease agreements for certain drilling equipment. In August 2004, the Company entered into a two-year capital lease agreement for $0.9 million with a final maturity date in July 2006. The Company exercised its option to buy-out the remaining term of this lease agreement in February 2005 for $0.7 million. The Company entered into additional capital lease agreements for $1.1 million each in January 2005 and June 2005. The Company exercised its option to buy-out the remaining term of these lease agreements in November 2005. As of September 30, 2006 and December 31, 2005, the Company had no capital lease obligations.

Note 6 — Other Current Liabilities
     Other current liabilities are comprised of the following (in millions):

	September 30,	December 31,
	2006	2005
Accrued self-insurance claims	$16.9	$16.3
Deferred income	13.3	23.3
Accrued payroll and employee benefits	17.3	13.3
Accrued taxes, other than income	15.5	9.2
Other	1.0	0.9

Total other current liabilities	$64.0	$63.0

Note 7 — Supplementary Cash Flow Information
     Supplementary cash flow information relating to operations is as follows (in millions):

	Nine Months Ended
	September 30,
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
     It is TODCO’s belief that the tax sharing agreement only requires TODCO to pay Transocean for deductions related to stock option exercises by persons who were TODCO employees on the date of exercise. Transocean disagrees with TODCO’s interpretation of the tax sharing agreement as it relates to this issue and it believes that TODCO must pay for all stock option exercises, irrespective of whether any employment or other service provider relationship may have terminated prior to the exercise of the employee stock option. As such, Transocean initiated dispute resolution proceedings against TODCO to resolve this issue. In addition, TODCO is seeking to have the tax sharing agreement overturned in its entirety in the arbitration. Arbitration hearings concerning this dispute were held and concluded in October 2006. The decision of the arbitrator is expected by the end of November 2006.
     TODCO recorded its obligation to Transocean based upon its interpretation of the tax sharing agreement. However, due to the uncertainty of the outcome of this dispute, TODCO established a reserve equal to the benefit derived from stock option deductions relating to persons who were not employees of TODCO on the date of the exercise of $43.2 million and $30.9 million at September 30, 2006 and December 31, 2005, respectively. As of December 31, 2005, the deduction related to all current and former employees and directors of TODCO was $94.1 million with only $5.9 million attributable to persons who were employees of TODCO on the date of exercise. Additionally, TODCO has been informed by Transocean that from January 1, 2006 to September 30, 2006, current and former employees and directors of TODCO realized $39.0 million of gains from the exercise of Transocean stock options with $2.1 million relating to persons who were employees of TODCO on the date of exercise. If Transocean’s interpretation of the tax sharing agreement prevails, TODCO would recognize a tax benefit for former employee and director stock option exercises and pay Transocean 35% for the deduction. While this would not increase TODCO’s tax expense, it would defer utilization of pre-IPO income tax benefits.
     The Company estimates it utilized pre-IPO income tax benefits to offset its current federal and state income tax obligations during the three and nine months ended September 30, 2006, of $45.1 million and $78.3 million, respectively. As of September 30, 2006 and December 31, 2005, the Company estimates it owes Transocean $45.7 million and $14.0 million, respectively, for unpaid balances relating to pre-IPO federal, state and foreign income tax benefits utilized and active TODCO employee Transocean stock option exercises received.
     As of September 30, 2006, the Company had approximately $216 million of estimated pre-IPO income tax benefits subject to the obligation to reimburse Transocean. If an acquisition of beneficial ownership had occurred on September 30, 2006, the estimated amount that the Company would have been required to pay Transocean would have been approximately $151 million, or 70% of the pre-IPO tax benefits, at September 30, 2006.
     The estimated liabilities to Transocean at September 30, 2006 and the estimated amount of remaining pre-IPO income tax benefits subject to the obligation to reimburse Transocean at September 30, 2006 do not reflect the benefit of the tax deduction for stock option exercises of former employees who were not employees of TODCO on the date of the exercise and are presented within accrued income taxes — related party in the Company’s condensed consolidated balance sheets.
Note 9 — Commitments and Contingencies
     TODCO vs. Transocean Inc. and Transocean Holdings Inc. (“Transocean”). In connection with the Company’s separation from Transocean, the Company executed a tax sharing agreement with Transocean. The agreement provides that the Company must pay Transocean for certain pre-IPO tax benefits utilized or deemed to have been utilized subsequent to the IPO. The agreement also provides that the Company must pay Transocean for any tax benefit resulting from the delivery by Transocean of its stock to an employee of the TODCO Tax Group that results in a tax benefit to the Company. In September 2005 and 2006, Transocean instructed the Company to take a tax deduction for profits realized by the Company’s current and former employees and directors from the exercise of Transocean stock options during calendar 2004 and 2005, respectively. Transocean also indicated that it expected the Company to take a similar deduction in future years to the extent there were profits realized by the Company’s current and former employees and directors during those future periods. The Company believes that the applicable provision of the agreement only requires the Company to pay Transocean for deductions related to stock option exercises by persons who were employees of the TODCO Tax Group on the date of exercise and has advised Transocean accordingly. Both parties issued arbitration demand notices to the other and the Federal Court selected a neutral arbitrator to decide the dispute. In addition, the Company is seeking to have the agreement overturned in its entirety in the arbitration. The arbitration hearing commenced and concluded in October 2006. The decision of the arbitrator is expected by the end of November 2006. It is difficult to predict the eventual outcome of the decision. In any event, the Company does not expect the outcome of this matter to have a material adverse effect on its consolidated results of operations, financial position or cash flows.
     Robert E. Aaron et al. vs. Phillips 66 Company et al. Circuit Court, Second Judicial District, Jones County, Mississippi. This is the case name used to refer to several cases that have been filed in the Circuit Courts of the State of Mississippi involving 768 persons that allege personal injury arising out of asbestos exposure in the course of their employment by the defendants between 1965 and 2002. The complaints name as defendants, among others, certain of the Company’s subsidiaries and certain of Transocean’s subsidiaries to whom the Company may owe indemnity and other unaffiliated defendant companies, including companies that allegedly manufactured drilling related products containing asbestos that are the subject of the complaints. The number of unaffiliated defendant companies involved in each complaint ranges from approximately 20 to 70. The complaints allege that the defendant drilling contractors used asbestos-containing products in offshore drilling operations, land based drilling operations and in drilling structures, drilling rigs, vessels and other equipment and assert claims based on, among other things, negligence and strict liability, and claims authorized under the Jones Act. The plaintiffs seek, among other things, awards of unspecified compensatory and punitive damages. The trial court granted motions requiring each plaintiff to name the specific defendant or defendants against whom such plaintiff makes a claim and the time period and location of asbestos exposure so that the cases may be properly served. In that regard, all of these cases have been assigned to a special master who has approved a form of questionnaire to be completed by plaintiffs so that claims made may be properly served against specific defendants. As of the date of this report, approximately 699 questionnaires have been submitted. Plaintiffs who did not submit a questionnaire reply have had their suits automatically dismissed without prejudice. Of the respondents, approximately 103 shared periods of employment by TODCO and Transocean which could lead to claims against either company, even though many of these plaintiffs did not state in their questionnaire answers that the employment actually involved exposure to asbestos. After providing the questionnaire, each plaintiff was further required to file a separate and individual amended complaint naming only those defendants against whom they had a direct claim as identified in the questionnaire answers. Defendants not identified in the amended complaint would be dismissed from the plaintiffs’ litigation. To date, three plaintiffs have named a TODCO or Transocean company as a defendant in their amended complaints. Amended complaints are still outstanding for 14 plaintiffs, and it is possible that some of the plaintiffs who have filed amended complaints and have not named TODCO as a defendant may attempt to add TODCO as a defendant in the future when case discovery begins and greater attention is given to each individual plaintiff’s employment background. The Company has not determined which entity would be responsible for such claims under the Master Separation Agreement between the two companies. The Company has not yet had an opportunity to conduct any additional discovery to verify the number of plaintiffs, if any, that were employed by its subsidiaries or Transocean’s subsidiaries or otherwise have any connection with the Company’s or Transocean’s drilling operations. The Company intends to defend itself vigorously and, based on the limited information available at this time, the

Company does not expect the ultimate outcome of these lawsuits to have a material adverse effect on its consolidated results of operations, financial position or cash flows.
     Litigation — In October 2001, the Company was notified by the U.S. Environmental Protection Agency (“EPA”) that the EPA had identified a subsidiary of the Company as a potentially responsible party in connection with the Palmer Barge Line superfund site located in Port Arthur, Jefferson County, Texas. In September 2005, a superfund record of decision was issued by the EPA. Based upon the information provided by the EPA and the Company’s review of its internal records to date, the Company disputes its designation as a potentially responsible party and does not expect that the ultimate outcome of this case will have a material adverse effect on its consolidated results of operations, financial position or cash flows. The Company continues to monitor this matter.
     Under the master separation agreement, Transocean has agreed to indemnify the Company for any losses it incurs as a result of the legal proceeding described in the following paragraph. (See Note 3.)
     In December 2002, the Company received an assessment for corporate income taxes from SENIAT, the national Venezuelan tax authority, of approximately $20.7 million (based on the current exchange rates at the time of the assessment and inclusive of penalties) relating to calendar years 1998 through 2000. In March 2003, the Company paid approximately $2.6 million of the assessment, plus approximately $0.3 million in interest, and the Company is contesting the remainder of the assessment. After the Company made the partial assessment payment, the Company received a revised assessment in September 2003 of approximately $16.7 million (based on the current exchange rates at the time of the assessment and inclusive of penalties). Thereafter, the Company filed an administrative tax appeal with SENIAT and the tax authority rendered a decision that reduced the tax assessment to $8.1 million (based on the current exchange rates at the time of the decision). The Company does not expect the ultimate resolution of this assessment to have a material impact on its consolidated results of operations, financial condition or cash flows.
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
     Surety Bonds — As is customary in the contract drilling business, the Company also has various surety bonds totaling $32.1 million in place as of September 30, 2006 that secure customs obligations and certain performance and other obligations. These bonds were issued primarily in connection with the Company’s contracts with Pemex Exploration and Production (“PEMEX”), the Mexican national oil company, and Petroleos de Venezuela (“PDVSA”), the Venezuelan national oil company.
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
     Rig Reactivations — In anticipation of reactivating cold-stacked rigs, the Company has already placed orders for equipment with long lead times in the amount of approximately $32 million. This includes a $12.7 million commitment for nine top-drives and $17.4 million of drill pipe for delivery in 2006 and 2007.

Note 10—Earnings Per Share
     The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2006 and 2005:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(in millions, except per share		(in millions, except per share
	amounts)		amounts)
Numerator:
Income before cumulative effect of change in accounting principle	$55.5	$19.1	$119.4	$38.2
Cumulative effect of change in accounting principle, net of tax	—	—	0.1	—

Net income	$55.5	$19.1	$119.5	$38.2

Denominator:
Weighted average shares outstanding:
Basic	59.8	60.9	60.9	60.4
Employee stock options	0.2	0.4	0.2	0.4
Restricted stock awards and other	0.2	0.3	0.3	0.4

Diluted	60.2	61.6	61.4	61.2

Earnings per common share:
Basic:
Earnings before cumulative effect of change in accounting principle	$0.93	$0.31	$1.96	$0.63
Cumulative effect of change in accounting principle	—	—	—	—

Net earnings per common share	$0.93	$0.31	$1.96	$0.63

Diluted:
Earnings before cumulative effect of change in accounting principle	$0.92	$0.31	$1.95	$0.63
Cumulative effect of change in accounting principle	—	—	—	—

Net earnings per common share	$0.92	$0.31	$1.95	$0.63

     For the three and nine months ended September 30, 2006, there were 175,250 underlying stock options and 3,000 shares of restricted stock related to the Company’s common stock outstanding which were not included in the computation of diluted earnings per share because the effect of including the incremental shares was anti-dilutive for the period. No adjustments to net income were made in calculating diluted earnings per share for the three and nine months ended September 30, 2006 and 2005.
Note 11 — Stock-Based Compensation Plans
     TODCO Long-Term Incentive Plan (the “2004 Plan”) — In February 2004, the Company adopted the 2004 Plan, a long-term incentive plan for certain employees and non-employee directors of the Company, in order to provide additional incentives and to increase the personal stake of participants in the continued success of the Company. The 2004 Plan provided for the grant of options to purchase shares of the Company’s common stock, restricted stock, deferred stock awards, share appreciation rights, cash awards, supplemental payments to cover tax liabilities associated with the aforementioned types of awards, and performance awards. Most awards under the 2004 Plan vest over a three-year period. A maximum of 3,000,000 shares of the Company’s common stock were reserved for issuance under the 2004 Plan. In May 2005, the stockholders approved the TODCO 2005 Long-Term Incentive Plan and no further awards will be granted under the 2004 Plan.
     TODCO 2005 Long-Term Incentive Plan (the “2005 Plan”) — The 2005 Plan was adopted to continue to provide employees, non-employee directors and consultants to the Company with additional incentives and increase their personal stake in the success of the Company. The 2005 Plan provides for the grant of options to purchase shares of the Company’s common stock, restricted stock, deferred performance units, deferred stock awards, share appreciation rights, cash awards, supplemental payments to cover tax liabilities associated with the aforementioned types of awards and performance awards. The number of shares reserved under the 2005 Plan and available for incentive awards is 4,000,000 shares of the Company’s common stock. Additionally, any grants or awards under the 2004 Plan that expire or are forfeited, terminated or otherwise cancelled or that are settled in cash in lieu of shares are reserved and available for incentive awards under the 2005 Plan. Any incentive awards other than stock options under the 2005 Plan reduce the shares available for grant by two shares for every one share granted. In addition, options and awards granted provide for accelerated vesting if there is a change in control.
     Compensation cost that has been charged against income for the plans for the three and nine month periods ended September 30, 2006 was $1.6 million and $5.0 million, respectively, while compensation cost recognized for the three and nine month periods ended September 30, 2005 was $1.7 million and $6.0 million, respectively. The Company recognizes these compensation costs net of a forfeiture rate and recognizes the compensation costs for only those shares expected to vest on a straight-line basis over the requisite service period of the award. The Company estimated the forfeiture rate for restricted stock awards for the first nine months of fiscal 2006 based on its historical experience during the preceding two fiscal years which represents the period since the IPO. The adoption of FAS 123(R), discussed in Note 2 to the Condensed Consolidated Financial Statements, resulted in the Company recognizing a credit of $0.1 million, net of tax, from the cumulative effect of the accounting principle change. Due to the fact that stock options, deferred stock awards and deferred performance units are issued to a limited number of employees and directors, no estimate of forfeitures are included for these awards.
     As of September 30, 2006, there was $11.9 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the 2005 Plan and the 2004 Plan (collectively the “Plans”). That cost is expected to be recognized over a weighted-average period of 2.6 years. The total fair value of shares vested during the nine months ended September 30, 2006 was $5.8 million. During the three month period ended September 30, 2006, the fair value of shares vested was minimal. The total fair value of shares vested during the three and nine months ended September 30, 2005 was $2.3 million and $6.8 million, respectively. At September 30, 2006, there were 3,312,649 shares remaining available for the grant of awards under the 2005 Plan.
     Stock Options — The following tables summarize information about TODCO stock options held by employees and non-employee directors of the Company at September 30, 2006:

				Weighted-
		Weighted	Aggregate	Average
		Average	Intrinsic Value	Remaining
	Number of Shares	Exercise Price	(in millions)	Contractual Life
Outstanding as of January 1, 2006	718,347	$14.49
Stock options granted	187,250	$46.29
Stock options exercised	328,072	$13.00
Stock options forfeited	24,789	$32.60
Outstanding as of September 30, 2006	552,736	$25.35	$7.2	8.3 years

Vested and expected to vest as of September 30, 2006	552,736	$25.35	$7.2	8.3 years
Exercisable as of September 30, 2006	191,068	$13.58	$4.0	7.5 years
     The total intrinsic value of stock options exercised during the nine months ended September 30, 2006 was $11.5 million. There were no stock options exercised during the three months ended September 30, 2006. The total intrinsic value of stock options exercised during the three and nine months ended September 30, 2005 was $13.6 million and $18.0 million, respectively. Intrinsic value represents the difference between the Company’s stock price at the time the option was exercised and the exercise price, multiplied by the number of options exercised. The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the third quarter of fiscal 2006 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on September 30, 2006. This amount changes based on the fair market value of the Company’s stock.

     The fair value of the options granted under the 2004 Plan and the 2005 Plan was estimated using the Black-Scholes options pricing model with the following weighted average assumptions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Dividend yield	0.00%	—	0.00%	0.00%
Expected price volatility	46.4%	—	40.5%	32.0%
Risk-free interest rate	4.72%	—	4.48%	3.67%
Expected life of options (in years)	6.0	—	6.0	5.0
Weighted-average fair value of options granted	$18.83	$—	$21.45	$7.33
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
     During the nine month period ended September 30, 2006, the Company received $4.3 million in stock option proceeds and recognized a tax benefit of $3.1 million during the same period as a result of the exercise of the options. No options were exercised during the three month period ended September 30, 2006. For the three and nine month periods ended September 30, 2005, the Company received $8.6 million and $12.3 million, respectively, in stock option proceeds. For the three and nine months ended September 30, 2005, the Company recognized a tax benefit of $3.0 million and $3.4 million, respectively, as a result of the exercise of the options.
Other Awards
     Also under the Plans, the Company awarded shares of restricted stock, deferred performance units and deferred stock awards to certain employees and non-employee directors of the Company. The following table summarizes the information related to these awards.

		Weighted-
		Average Fair
	Number of	Value at
	Shares	Grant Date
Restricted Stock:
Nonvested outstanding at January 1, 2006	239,922	$18.70
Awards vested	83,816	$18.49
Awards granted	137,851	$36.04
Awards forfeited	26,440	$24.19
Nonvested outstanding at September 30, 2006	267,517	$27.16

Deferred Stock Awards:
Vested, not issued, at January 1, 2006	24,290	$24.20
Awards vested and granted	7,482	$52.13
Vested, not issued, at September 30, 2006	31,772	$30.78

Deferred Performance Units:
Nonvested outstanding at January 1, 2006	173,481	$10.10
Awards vested	—	—
Awards granted	143,400	$21.18
Awards forfeited	24,089	$14.52
Nonvested outstanding at September 30, 2006	292,792	$15.16

     Restricted Stock Awards — During the nine months ended September 30, 2006 and 2005, the Company granted 137,851 shares and 168,488 shares of restricted stock, respectively. No shares were granted during the three month period ended September 30, 2006 or 2005. The weighted average fair value of restricted stock granted during the nine months ended September 30, 2006 was $36.04. The weighted average fair value of the restricted stock granted during the nine months ended September 30, 2005 was $21.26. For restricted stock awards, at the date of grant, the recipient has substantially all the rights of a stockholder, subject to certain restrictions on transferability and a risk of forfeiture. Although restricted stock awards typically vest over a three year period beginning at the date of grant, there were 156,496 restricted stock awards granted in conjunction with the IPO which vested in July 2005.
     Deferred Stock Awards — Although the deferred stock awards vest immediately upon grant, stock certificates are not issued until certain requirements are met, typically five years of service or separation from service as a member of the Board of Directors. Since the deferred stock awards vest immediately, the compensation expense associated with the awards is recorded in the month granted. There were 7,482 and 22,148 deferred stock awards granted during the nine month periods ended September 30, 2006 and 2005, respectively. No deferred stock awards were granted during the three month periods ended September 30, 2006 and 2005.
     Deferred Performance Units — During the nine months ended September 30, 2006 and 2005, the Company granted 143,400 units and 167,481 units, respectively, of deferred performance units to various employees of the Company. No deferred performance units were granted during the three month periods ended September 30, 2006 and 2005. The fair value of the deferred performance units granted for the nine months ended September 30, 2006 was $21.18 and for the nine months ended September 30, 2005 was $10.10. The fair value of the deferred performance units granted under the Plans was estimated on the date of grant using the Monte Carlo simulation method incorporating the adjusted capital asset pricing model using the weighted average assumptions in the following table. The expected volatility used in the calculation of the fair value is based on the historical volatility of the Company’s stock over the prior two years.

	Nine Months Ended
	September 30,
	2006	2005
Dividend yield	0.00%	0.00%
Expected price volatility	40.2%	32.0%
Weighted-average fair value of options granted	$21.18	$10.10
     The total maximum number of the deferred performance units earned and awarded from the total number of units granted is based upon the level of achievement by the Company of a predetermined performance standard over a three-year period commencing on January 1st of the year granted. None of the deferred performance units has vested as of September 30, 2006.
Note 12 — Gain on Disposal of Assets & Impairment
     During the third quarter of 2006, the Company recorded a net gain on disposal of assets of $6.7 million. Included in the gain on disposal of assets was the sale of drill pipe and miscellaneous equipment which realized a gain of $2.8 million on proceeds of $3.5 million. In addition, Delta Towing sold six support vessels for $4.6 million which resulted in a net gain of $3.9 million.
     During the second quarter of 2006, the Company recorded a net gain on disposal of assets of $1.4 million. Included in the gain on disposal of assets was the sale of drill pipe and miscellaneous equipment which realized a gain of $1.1 million on proceeds of $1.2 million. In addition, Delta Towing sold two support vessels for $0.4 million which resulted in a net gain of $0.3 million.
     During the first quarter of 2006, the Company recorded a net gain on disposal of assets of $0.9 million. Included in the gain on disposal of assets was the sale of drill pipe and miscellaneous equipment which was sold for $0.8 million. The realized gain on the sale of the drill pipe and miscellaneous equipment was $0.8 million.
     During the third quarter of 2005, the Company recorded a net gain on disposal of assets of $1.6 million. Included in the gain was the sale of drill pipe and miscellaneous equipment which were sold for $1.1 million. The realized gain was $1.1 million due to the fact that the drill pipe and equipment had no book value. In addition, Delta Towing sold a marine support vessel for $0.9 million, resulting in a gain of $0.3 million.
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
Note 13 — Segments, Geographical Analysis and Major Customers
     The Company’s operating assets consist of jackup and submersible drilling rigs, inland drilling barges and land rigs located in the United States, jackup drilling rigs and a land rig in Trinidad, jackup drilling rigs and a platform rig in Mexico, a jackup drilling rig in Angola and one jackup drilling rig in Brazil, as well as land drilling rigs located in Venezuela. The Company provides contract oil and gas drilling services and reports the results of those operations in four business segments which correspond to the principal geographic regions in which the Company operates: U.S. Gulf of Mexico Segment, U.S. Inland Barge Segment, International and Other Segment and Delta Towing Segment.
     Operating revenues, depreciation, operating income (loss) and identifiable assets by reportable business segment were as follows (in millions):

	U.S. Gulf of	U.S. Inland	International	Delta
	Mexico	Barge	and Other	Towing	Corporate
	Segment	Segment	Segment	Segment	& Other(a)	Total
Three Months Ended:
September 30, 2006
Operating revenues	$112.7	$66.2	$43.5	$19.9	$—	$242.3
Depreciation	8.4	6.1	5.4	1.0	—	20.9
Operating income (loss)	41.8	32.5	9.8	13.5	(9.5)	88.1

September 30, 2005
Operating revenues	$66.7	$38.9	$23.1	$12.7	$—	$141.4
Depreciation	12.6	6.0	4.4	1.1	—	24.1
Operating income (loss)	28.9	12.9	(5.3)	3.5	(8.8)	31.2

Nine Months Ended:
September 30, 2006
Operating revenues	$292.5	$171.4	$132.3	$55.8	$—	$652.0
Depreciation	29.6	16.8	15.7	3.0	—	65.1
Operating income (loss)	91.0	70.4	22.8	30.5	(27.5)	187.2

September 30, 2005
Operating revenues	$176.9	$103.8	$67.6	$35.5	$—	$383.8
Depreciation	37.8	17.6	13.1	3.5	—	72.0
Operating income (loss)	59.8	21.8	(8.4)	10.4	(24.9)	58.7

(a)	Represents general and administrative expenses which were not allocated to a reportable segment.

     Total assets by segment were as follows (in millions):

	September 30,	December 31,
	2006	2005
U.S. Gulf of Mexico Segment	$280.2	$252.2
U.S. Inland Barge Segment	183.6	161.3
International and Other Segment	179.5	164.6
Delta Towing Segment	46.5	55.6
Corporate and Other	170.7	191.3

Total assets	$860.5	$825.0

     The Company provides contract oil and gas drilling services with different types of drilling equipment in several countries, as well as other marine support services in the U.S. coastal and inland water regions through Delta Towing. Geographic information about the Company’s operations was as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Operating Revenues
United States	$198.8	$118.3	$519.7	$316.2
Other countries	43.5	23.1	132.3	67.6

Total operating revenues	$242.3	$141.4	$652.0	$383.8

	September 30,	December 31,
	2006	2005
Long-Lived Assets
United States	$372.7	$404.2
Other countries	106.9	113.1

Total long-lived assets	$479.6	$517.3

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
Note 14 — Investment in Oil and Gas Partnerships
     During the second quarter of 2006, TODCO invested in two oil and gas exploration and production limited partnerships operating in the inland waterway of the U.S. Gulf Coast and Offshore U.S. Gulf of Mexico. TODCO committed $9.5 million and as of September 30, 2006 had funded $5.5 million in these two partnerships. The Company’s investment in these oil and gas partnerships were the result of customer relationships and are not indicative of a strategy change nor does the Company believe that the investments will be long-term in nature.
     The total investment is classified in Other Assets on the Condensed Consolidated Balance Sheets at September 30, 2006. Currently, neither partnership has any producing wells. Additional contributions under both partnerships are limited to the initial commitment with provisions for optional assessments.

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
     The demand for our services depends primarily on the level of activity in oil and gas exploration, development and production, especially in the U.S. Gulf Coast where most of our drilling rigs are located. Oil and gas prices and our customers’ expectations of potential changes in these prices significantly affect the level of this activity. We believe our operations are more correlated to current and anticipated future natural gas prices than to oil prices because most of the recent drilling in the U.S. Gulf Coast has been for natural gas. The available supply of competing rigs capable of drilling in the depths of water and to the total well depth of wells being drilled in the market areas we serve also substantially affects our business.
     We report the results of our operations in four business segments which, for our contract drilling services, correspond to the principal geographic regions in which we operate:
•	US. Gulf of Mexico Segment — We currently operate 18 jackup and three submersible rigs in the U.S. Gulf of Mexico shallow water market which begins at the outer limit of the transition zone and extends to water depths of about 400 feet. Our jackup rigs in this market segment consist of independent leg cantilever type units, mat-supported cantilever type rigs and mat-supported slot type jackup rigs that can operate in water depths up to 250 feet.

•	US. Inland Barge Segment — Our barge rig fleet currently operating in this market consists of 12 conventional and 15 posted barge rigs. These units operate in marshes, rivers, lakes and shallow bay or coastal waterways that are known as the “transition zone”. This area along the U.S. Gulf Coast, where jackup rigs are unable to operate, is the world’s largest market for this type of equipment.

•	International and Other Segment — Our other operations are currently conducted in Angola, Brazil, Mexico, Trinidad, the United States and Venezuela. We operate one jackup rig in Angola. In Mexico, we operate two jackup rigs and a platform rig. Additionally, we have two jackup rigs and a land rig in Trinidad, six land rigs in Venezuela and two land rigs in the United States. We have one jackup rig that is currently in Brazil awaiting final permitting before beginning operations. We may pursue selected opportunities in other international areas from time to time.

•	Delta Towing Segment — Delta Towing LLC (“Delta Towing”) operates a fleet of U.S. marine support vessels consisting primarily of shallow water tugs, crewboats and utility barges along the U.S. Gulf Coast and in the US. Gulf of Mexico.
     Historically, most of our drilling contracts have been short-term or on a well-to-well basis. However, due to favorable market conditions prior to the summer of 2006, a declining supply of jackup rigs in the U.S. Gulf Coast and our recent rig reactivations, we have entered into longer term drilling contracts, as discussed further below under “—Backlog.”

     Market Conditions and Outlook
     Market conditions for our U.S. Gulf of Mexico and inland barge fleets improved beginning in the third quarter of 2003 and continued through May 2006 for the U.S. Gulf of Mexico and through the third quarter of 2006 for inland barges. As shown in the Average Rig Revenue Per Day and Utilization table below, from the third quarter of 2005 through the third quarter of 2006, our average rig revenue per day for U.S. Gulf of Mexico jackups and submersibles improved by 84%. During the same period, average rig revenue per day for our U.S. inland barges improved by 45% while improving 35% for our International and Other segment during the same period.
     However, since early July 2006, declines in natural gas prices, combined with hurricane fears, have contributed to the lower demand and softness in prices for shallow water jackup rigs. Jackup rigs scheduled to leave the U.S. Gulf of Mexico later this year have also factored into the current market weakness as some competitors have been willing to accept short-term contracts at lower rates until the rigs depart the U.S. Gulf of Mexico. We anticipate these current market conditions to be temporary and improvement is expected in the first quarter of 2007 as jackup rigs leave the U.S. Gulf of Mexico, further tightening supply. Our inland barge fleet has not been affected by the current softness in the shallow water offshore rig market and continues to experience improvements in dayrates. As of October 31, 2006, 13 of our 16 marketed jackup and submersible rigs in the U.S. Gulf Coast were operating with dayrates ranging from $75,000 to $126,100. Dayrates for single well and prompt starting date contracts were at the lower end of this range, or approximately, $75,000 to $85,000 per day. As of October 31, 2006, our 17 marketed inland barges were operating with dayrates ranging from $29,700 to $57,800.
     We have one marketed jackup rig in the shipyard. THE 153 is being reactivated with the completion date expected to be in December 2006.
     The following table shows our average rig revenue per day and utilization for the quarterly periods ended on or prior to September 30, 2006 with respect to each of our three drilling segments. Average rig revenue per day is defined as operating revenue earned per revenue earning day in the period. Utilization in the table below is defined as the total actual number of revenue earning days in the period as a percentage of the total number of calendar days in the period for all drilling rigs in our fleet.
Average Rig Revenue per Day and Utilization

	Three Months Ended
	September 30,	December 31,	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,	September 30,
	2004	2004	2005	2005	2005	2005	2006	2006	2006
Average Rig Revenue Per Day:
U.S. Gulf of Mexico Jackups and Submersibles	$33,800	$39,900	$44,600	$51,000	$56,700	$60,800	$78,700	$104,100	$104,100
U.S. Inland Barges	22,900	23,000	25,000	27,800	29,600	30,800	33,700	37,200	42,900
International and Other	34,600	29,400	28,400	33,900	31,300	37,100	45,700	43,200	42,100
Utilization:
U.S. Gulf of Mexico Jackups and Submersibles	54%	56%	56%	56%	56%	51%	50%	53%	56%
U.S. Inland Barges	45%	46%	46%	51%	53%	55%	60%	61%	62%
International and Other	33%	39%	56%	55%	56%	63%	67%	71%	70%
     Our customers in the U.S. Gulf Coast typically focus on drilling for natural gas. Although U.S. natural gas prices have generally declined since late 2005, prices nevertheless remain relatively high compared to historical levels. The rolling twelve-month average price of natural gas has increased from $2.11 in January 1994 to $8.16 in September 2006. Higher natural gas prices in the United States have resulted in more exploration and development drilling activity and higher utilization and dayrates for drilling companies like us.
     In response to the improved market conditions, our competitors and speculators have recently begun ordering new jackup drilling rigs. We believe there are currently 60 jackup rigs on order with delivery dates ranging from 2006 to 2009. Most of the rigs on order are premium, cantilevered drilling units with 350 to 400 foot water depth capability. This trend of new jackup construction could curtail a further strengthening of utilization and dayrates, or reduce them. However, the worldwide jackup fleet is aging and will need to be replaced at some point. Currently, the average age worldwide is approximately 24 years old. In addition, attrition continues and was recently accelerated in 2005 when the U.S. Gulf of Mexico experienced two major hurricanes, which destroyed or significantly damaged nine jackup drilling rigs.
     Greater demand for jackup rigs in international areas over the last three years has reduced the overall supply of jackups in the U.S. Gulf of Mexico. This has created a more favorable supply environment for the remaining jackups, including ours. This favorable supply environment has contributed to increased jackup utilization and dayrates. As of October 31, 2006, there are four jackup rigs that have announced departures for international contracts during the remainder of 2006 and five jackup rigs that have announced departures in the first quarter of 2007. This is expected to further tighten the jackup rig supply in the U.S. Gulf of Mexico.
     We anticipate that the declining jackup rig supply, coupled with a strong natural gas market, will cause the U. S. Gulf of Mexico market to strengthen in 2007. As a result, we are actively pursuing long-term contracts with our customers to reactivate our five cold-stacked U. S. Gulf of Mexico jackup rigs. In the inland barge market where our customers have lower finding and lifting costs and there is a trend towards more deep gas well drilling, we believe we will be able to reactivate potentially six of our cold-stacked inland barge rigs. As a result of this belief, we are pursuing long-term contracts for our cold-stacked inland barge rigs.
Backlog
     As of October 31, 2006, we had an estimated 1,386 rig days in 2006 and an estimated 3,293 rig days in later years contracted under term contracts (as opposed to well-by-well contracts) of varying duration. Included in these estimates are the remaining terms for three contracts we have executed with PEMEX for rigs THE 205 (19 days), THE 206 (236 days) and Platform Rig 3 (545 days) which are generally terminable by PEMEX on five days notice to us, subject to certain conditions.
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
     Reactivation of THE 77, THE 78 and THE 252 has been completed at a total cost of $46.7 million as of September 30, 2006. Delayed completions and cost overruns were caused by a manpower shortage in the shipyard, additional steel replacement and unanticipated equipment repairs. As a result, rig reactivation expense was approximately $14.4 million greater than the anticipated rig reactivation expense. Our current approach to reactivations includes a more thorough condition assessment program which we believe provides more certainty to both the completion schedules and cost estimates.
     In February 2006 we signed a contract to reactivate THE 256, a jackup rig, against a one-year term contract. The cost to reactivate the rig was estimated at $18.6 million. In May 2006, while reactivation work was in progress, THE 256 suffered fire damage. As a result of the fire, the contract was rescinded in July 2006. The damage and repair costs are estimated to be in excess of $20 million for which we have made a claim under our insurance policies. We have also filed a lawsuit against the shipyard to recover the cost of the damages incurred. While we cannot be certain about the amount of recovery from the shipyard, we believe that under our insurance policies we should be able to recover approximately $7 to $11 million, net of our deductible and 30% quota share depending upon whether the rig is determined to be a partial loss or a total constructive loss. The timing of the actual repairs to the rig will be based upon final insurance resolution and future market demand for reactivation of the rig. As of September 30, 2006, we had incurred $6.3 million of expense related to this reactivation prior to the fire.
     We currently have one rig, THE 153, a 150 foot mat cantilever jackup rig, being reactivated for a total estimated cost of approximately $19.0 million, including $4.0 million of capital expenditures. As of September 30, 2006, we have incurred rig reactivation expense of $9.4 million and an additional $2.4 million of capital expenditures. The rig is expected to be operational in December 2006. Our reactivation of THE 153 without first obtaining a term drilling contract is our first departure from our general policy of reactivating rigs only if we have a term contract with a customer for the rig.
     In the second quarter 2006, we mobilized two land rigs from Venezuela to the United States. We estimate it will cost approximately $6.5 million to mobilize and return these two rigs to service. As of September 30, 2006, we have incurred costs totaling $1.2 million.
     We plan to continue our efforts to obtain term contracts with customers to reactivate and return to service all of our five remaining cold-stacked U.S. Gulf of Mexico jackup rigs. Rig reactivation assessment surveys on two of these rigs, THE 254 and THE 255, were completed in the third quarter of 2006 at an aggregate cost of $5.4 million. We also plan to conduct reactivation assessment surveys in the fourth quarter of 2006 on THE 155 and THE 191 at an estimated cost of $5.0 million for both surveys. We also plan to continue seeking term contracts with customers to reactivate and return to service up to six of our cold-stacked 2,000 or 3,000 horsepower inland barge rigs. Due to recent market softness, we currently expect that our reactivation program will be delayed into 2007. We estimate that once commenced, these rig reactivations will take four to five months to complete and that the cost will be $10.0 million to $15.0 million for each inland barge rig and seven to eight months to complete and $20.0 million to $30.0 million for each jackup rig.
Repairs and Scheduled Maintenance
     During the second quarter of 2006, in addition to the reactivation and contract preparation work discussed above, THE 202 returned to service in June 2006 after sustaining damage during a jacking incident in the fourth quarter of 2005. We incurred a total of $14.5 million in costs of which $7.1 million was recognized as repair expense for THE 202 and $7.4 million was recorded as an insurance claim receivable for costs pending under our insurance.
     Our jackup rig, THE 200, went to the shipyard in mid-July 2006 for leg and hull refurbishments related to a regulatory survey. The work was completed in mid-October at a total cost of approximately $5.5 million. Another jackup rig, THE 250, also completed surveys and refurbishments in October at a total cost of approximately $5.1 million. In addition, leg and hull refurbishments on THE 251 were completed in October at a total cost of approximately $3.4 million.
     In addition to the above, our jackup rig, THE 204, is scheduled for crane repairs in the fourth quarter of 2006. It is expected to be out of service for approximately 30 days and the repair costs are estimated to be $1.0 million. Our inland barge, RIG 15, will also be in the shipyard during the fourth quarter of 2006 for approximately 30 days for hull repairs at a cost of approximately $1.5 million.
     During the third quarter of 2005, we experienced hurricanes Katrina and Rita in the U.S. Gulf of Mexico, which impacted our offshore and inland water operations. All of the damage caused by these two hurricanes is covered under our hull and machinery insurance policy with a total incident deductible of $1.0 million. Currently, we have recognized expense of $0.8 million through the third quarter of 2006 for damage sustained during Hurricane Katrina. We also incurred $5.6 million in expenses related to damages caused by Hurricane Rita. We recorded $4.6 million of insurance claims receivable for the repair amount incurred above the $1.0 million insurance deductible related to losses sustained during Hurricane Rita. All expenses incurred during the first nine months of 2006 and any remaining expenses incurred related to damage caused by Hurricane Rita will be recorded as an insurance claims receivable.
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
     An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably likely to occur could materially impact the financial statements. Management believes that other than the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”) which is discussed below, there have been no significant changes during the three and nine months ended September 30, 2006 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005.
Stock-Based Compensation Expense
     Effective January 1, 2003, we adopted the fair value method of accounting for stock-based compensation using the prospective method of transition under Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-based Compensation (“SFAS 123”). Under the prospective method and in accordance with the provisions of SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure (“SFAS 148”), the recognition provisions were applied to all employee awards granted, modified or settled after January 1, 2003. Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS 123R using the modified prospective transition method and therefore have not restated results for prior periods. Under this transition method, stock-based compensation expense for the three and nine months ended September 30, 2006 includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provision of SFAS 123. Stock-based compensation expense for all stock-based compensation awards granted after January 1, 2006 is based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. As a result of adopting SFAS 123 in an earlier period, the adoption of SFAS 123R in the first quarter of 2006 had an immaterial income effect. Under the fair value recognition provisions of SFAS 123R, we recognize stock-based compensation net of an estimated forfeiture rate and only recognize compensation cost for those shares expected to vest on a straight-line basis over the requisite service period of the award, which is generally a vesting term of three years. Under the guidelines of SFAS 123, we recognized forfeitures in the period in which they occurred. As a result of our adoption of SFAS 123R, the estimate of forfeitures resulted in a one-time cumulative adjustment credit to income of $0.1 million, net of tax.
     Determining the appropriate fair value model and calculating the fair value of share-based payment awards require the input of highly subjective assumptions, including the expected life of the share-based payment awards and stock price volatility. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future. As of September 30, 2006, there was $11.9 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements that have been granted. That cost is expected to be recognized over a weighted-average period of 2.6 years. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. If our actual forfeiture rate is materially different from our estimate, the stock-based compensation expense could be significantly different from what we have recorded in the current period. See Notes 2 and 11 to the Condensed Consolidated Financial Statements for a further discussion on stock-based compensation.

Results of Continuing Operations
     The following table sets forth our operating days, average rig utilization rates, average rig revenue per day, revenues and operating expenses by operating segment for the periods indicated:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(In millions except per day data)
U.S. Gulf of Mexico Segment:
Operating days	1,083	1,177	3,040	3,482
Available days(a)	1,932	2,086	5,733	6,219
Utilization(b)	56%	56%	53%	56%
Average rig revenue per day(c)	$104,100	$56,700	$96,200	$50,800
Operating revenues	$112.7	$66.7	$292.5	$176.9
Operating and maintenance expenses(d)	62.5	25.2	171.9	83.0
Depreciation	8.4	12.6	29.6	37.8
Gain on disposal of assets, net	—	—	—	(3.7)
Operating income	41.8	28.9	91.0	59.8
U.S. Inland Barge Segment:
Operating days	1,543	1,316	4,506	3,774
Available days(a)	2,484	2,484	7,371	7,565
Utilization(b)	62%	53%	61%	50%
Average rig revenue per day(c)	$42,900	$29,600	$38,000	$27,500
Operating revenues	$66.2	$38.9	$171.4	$103.8
Operating and maintenance expenses(d)	30.1	21.3	88.7	68.3
Depreciation	6.1	6.0	16.8	17.6
Gain on disposal of assets, net	(2.5)	(1.3)	(4.5)	(3.9)
Operating income	32.5	12.9	70.4	21.8
International and Other Segment:
Operating days	1,033	738	3,033	2,166
Available days(a)	1,472	1,318	4,368	3,882
Utilization(b)	70%	56%	69%	56%
Average rig revenue per day(c)	$42,100	$31,300	$43,600	$31,200
Operating revenues	$43.5	$23.1	$132.3	$67.6
Operating and maintenance expenses(d)	28.6	24.0	93.7	62.4
Depreciation	5.4	4.4	15.7	13.1
Impairment loss on long-lived assets	—	—	0.4	—
(Gain)/loss on disposal of assets, net	(0.3)	—	(0.3)	0.5
Operating income (loss)	9.8	(5.3)	22.8	(8.4)
Delta Towing Segment:
Operating revenues	$19.9	$12.7	$55.8	$35.5
Operating and maintenance expenses(d)	8.0	7.3	22.8	19.5
Depreciation	1.0	1.1	3.0	3.5
General and administrative expenses	1.3	1.1	3.7	3.3
Gain on disposal of assets	(3.9)	(0.3)	(4.2)	(1.2)
Operating income	13.5	3.5	30.5	10.4
Total Company:
Rig operating days	3,659	3,231	10,579	9,422
Rig available days(a)	5,888	5,888	17,472	17,666
Rig utilization(b)	62%	55%	61%	53%
Average rig revenue per day(c)	$60,800	$39,800	$56,400	$37,000
Operating revenues	$242.3	$141.4	$652.0	$383.8
Operating and maintenance expenses(d)	129.2	77.8	377.1	233.2
Depreciation	20.9	24.1	65.1	72.0
General and administrative expenses	10.8	9.9	31.2	28.2
Impairment loss on long-lived assets	—	—	0.4	—
Gain on disposal of assets, net	(6.7)	(1.6)	(9.0)	(8.3)
Operating income	88.1	31.2	187.2	58.7

See notes on following page.

Notes to preceding table.
(a)	Available days are the total number of calendar days in the period for all drilling rigs in our fleet.

(b)	Utilization is the total number of operating days in the period as a percentage of the total number of calendar days in the period for all drilling rigs in our fleet.

(c)	Average rig revenue per day is defined as revenue earned per operating day for the applicable segment, and as total U.S. Gulf of Mexico, U.S. Inland Barge and International and Other revenues per rig operating days for “Total Company”.

(d)	Excludes depreciation and general and administrative expenses.
Three Months Ended September 30, 2006 and 2005
     Operating Revenues. Total operating revenue increased $100.9 million, or 71%, during the third quarter of 2006 as compared to the same period in 2005. Overall average rig revenue per day increased from $39,800 in the third quarter of 2005 to $60,800 for the three months ended September 30, 2006. The increase in average rig revenue per day reflects the improved market conditions in the U.S. Gulf Coast in comparing third quarter 2006 to the same period in 2005 and the commencement of operations in Angola in September 2005 and in Colombia in the last quarter of 2005. In conjunction with the factors noted above, additional land rigs operating in Trinidad and Venezuela and reactivations have increased average rig utilization for our overall drilling rig fleet to 62% for the third quarter of 2006 from 55% in the third quarter of 2005.
     Operating revenues for our U.S. Gulf of Mexico segment increased $46.0 million, or 69%, during the third quarter of 2006 as compared to the same period in 2005. During the three months ended September 30, 2006, we continued to achieve higher average rig revenue per day for our jackup and submersible drilling fleet as a result of increased market demand and decreased jackup drilling rig supply in the U.S. Gulf of Mexico as compared to the same period in 2005. Average rig revenue per day increased to $104,100 for the three months ended September 30, 2006, up from $56,700 for the three months ended September 30, 2005, which resulted in an additional $51.1 million in operating revenues. Utilization in this segment was essentially unchanged for the third quarter of 2006 as compared to the corresponding quarter in 2005 due to the transfer of the jackup drilling unit THE 156 from the U.S. Gulf of Mexico segment to our International and Other segment in the fourth quarter of 2005. Additionally, three jackup rigs were in the shipyard during the third quarter of 2005 undergoing repairs and maintenance. However, this was partially offset by the commencement of THE 78 operations in June 2006 and commencement of operations of THE 252 and THE 77 in July 2006. THE 156 generated operating revenues of $5.0 million in the third quarter of 2005.
     Operating revenues for our U.S. Inland Barge segment increased $27.3 million, or 70%, during the third quarter of 2006 as compared to the same period in 2005, due to higher average rig revenue per day and higher utilization. Average rig revenue per day increased from $29,600 for the third quarter of 2005 to $42,900 for the comparable period in 2006, resulting in additional operating revenues of $20.6 million. Utilization of our inland barge fleet was 62% for the third quarter of 2006, as compared to 53% for the comparable period in 2005, which resulted in a $6.7 million increase in operating revenues. This resulted primarily from the reactivation of Rig 1 and Rig 49 which were not operating during the third quarter of 2005.
     Operating revenues for our International and Other segment were $43.5 million for the third quarter of 2006 compared to $23.1 million for the third quarter of 2005, an 88% increase. This increase reflects the commencement of operations in Angola in September 2005. Operating revenues in Angola increased $4.6 million for the third quarter of 2006 when compared to third quarter of 2005. Additionally, a land rig began operating in Trinidad in the last quarter of 2005 and two additional land rigs have begun operations in Venezuela since the beginning of 2006. The additional land rigs contributed approximately $6.0 million in additional operating revenues in the third quarter of 2006 when compared to the third quarter of 2005. Average rig revenue per day, which increased from $31,300 in the third quarter of 2005 to $42,100 per day in the third quarter of 2006, contributed an additional $9.2 million in revenue for the third quarter of 2005 as compared to the third quarter of 2005. Rig utilization, which increased from 56% in the third quarter of 2005 to 70% in the third quarter of 2006, resulted in an additional $0.6 million in revenue being recognized when comparing the operations of the two quarters.
     The operations of Delta Towing contributed $19.9 million in operating revenues during the third quarter of 2006, an increase of $7.2 million, or 57%, as compared to the third quarter of 2005. Improved U.S. Gulf Coast market conditions and increased demand for marine support vessels in the third quarter of 2006 as compared to the same period in 2005 resulted in Delta Towing’s revenue increase.

     Operating and Maintenance Expenses. Total operating and maintenance expenses increased $51.4 million, or 66%, in the third quarter of 2006 as compared to operating expenses of $77.8 million for the comparable period in 2005.
     Operating and maintenance expenses for our U.S. Gulf of Mexico segment were $37.3 million higher for the three months ended September 30, 2006 than the third quarter of 2005. The majority of the increase was due to an increase of $25.4 million in repair and maintenance costs and $8.2 million in personnel costs, due to more operating rigs and payroll increases, for the three months ended September 30, 2006 as compared to the same period of 2005. These cost increases resulted principally from the rig reactivation expenses of $13.0 million related to the reactivation of the cold-stacked rigs, THE 77, THE 78, THE 252, THE 256 and THE 153. In addition, repair and maintenance costs related to THE 200, THE 250 and THE 251, which underwent shipyard repairs in the third quarter of 2006, accounted for $9.3 million of the aforementioned $25.4 million increase in repair and maintenance costs while THE 254 and THE 255 incurred $5.4 million in rig reactivation assessment costs during the third quarter of 2006. We did not incur any rig reactivation expense in this segment during the three months ended September 30, 2005. Our personal injury claim expense increased $3.8 million when comparing the third quarter of 2006 to the comparable period of 2005, primarily due to the write-off of a receivable related to a third party insurer in the third quarter of 2006 and a decrease recognized in the third quarter of 2005 due to an improvement in the actuarial factors used to develop our personal injury claims.
     Our U.S. Inland Barge segment had $8.8 million higher operating and maintenance expenses in the third quarter of 2006 as compared to the third quarter of 2005 primarily due to higher personnel costs of $4.2 million primarily due to the additional operating rigs in the third quarter of 2006 as compared to the same period in 2005. Our personal injury claim expense increased $2.5 million when comparing the third quarter of 2006 to the comparable period of 2005, principally due to the write-off of a receivable related to a third party insurer in the third quarter of 2006 and a decrease recognized in the third quarter of 2005 due to an improvement in the actuarial factors used to develop our personal injury claims.
     Operating and maintenance expenses for our International and Other segment were $4.6 million higher for the three months ended September 30, 2006 than the three months ended September 30, 2005. The addition of a land rig in Trinidad and two in Venezuela contributed $5.0 million in additional operating and maintenance expense in the third quarter of 2006 as compared to the third quarter of 2005.
     Delta Towing operating and maintenance expenses were $0.7 million higher for the three months ended September 30, 2006 when compared to the three months ended September 30, 2005, due to the increased utilization and increased repairs and maintenance expenses.
     General and Administrative Expenses. General and administrative expenses were $10.8 million for the third quarter of 2006 as compared to $9.9 million for the comparable period in 2005. The $0.9 million increase in general and administrative expenses was due primarily to $0.3 million in higher accounting, professional and legal fee costs, primarily the result of costs incurred in conjunction with the Transocean tax sharing agreement dispute, and higher general and administrative costs associated with our Delta Towing segment of $0.2 million.
     Gain on Disposal of Assets, Net. During the third quarter of 2006, we recorded a net gain on disposal of assets of $6.7 million. Included in the gain was the sale of drill pipe and miscellaneous equipment which resulted in a gain of $2.8 million on proceeds of $3.5 million. In addition, Delta Towing sold six support vessels for $4.6 million which resulted in a net gain of $3.9 million. During the three months ended September 30, 2005, we realized net gains on disposal of assets of $1.6 million including $1.1 million from the sale of drill pipe and miscellaneous equipment which had no book value. In addition, Delta Towing sold a marine support vessel for $0.9 million, resulting in a gain of $0.3 million.
     Interest Expense/Income. Third party interest income increased $1.7 million in the third quarter of 2006 as compared to the same period in 2005 primarily due to higher cash balances available for investment.
     Income Tax Expense. The income tax expense of $35.1 million for the third quarter of 2006 reflects a 38.7% effective tax rate and is principally comprised of our obligation to Transocean under the tax sharing agreement and represents amounts we owe Transocean for the utilization of pre-IPO federal and state tax benefits. Our effective tax rate is higher than the federal tax rate principally due to state tax expense and foreign tax expenses incurred. The income tax expense of $12.3 million for the third quarter of 2005 reflects a 39.2% effective tax rate and is principally comprised of our obligation to Transocean under the tax sharing agreement for the utilization of pre-IPO federal and state tax benefits. Our effective tax rate is higher than the federal tax rate principally due to state tax expense and 2004 income tax return to provision adjustments.
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
     It is our belief that the tax sharing agreement only requires us to pay Transocean for deductions related to stock option exercises by persons who were our employees on the date of exercise. Transocean disagrees with our interpretation of the tax sharing agreement as it relates to this issue and it believes that we must pay for all stock option exercises, regardless of whether any employment or other service provider relationship may have terminated prior to the exercise of the employee stock option. Both parties have issued arbitration demand notices to the other and the Federal Court selected a neutral arbitrator to decide the dispute. In addition, we are seeking to have the agreement overturned in its entirety in the arbitration. The arbitration hearing commenced and concluded in October 2006. The decision of the arbitrator is expected by the end of November 2006. It is difficult to predict the eventual outcome of the dispute. However, we do not expect the outcome of this matter to have a material adverse effect on our consolidated results of operations, financial position or cash flow.
     We recorded our obligation to Transocean based upon our interpretation of the tax sharing agreement. However, due to the uncertainty of the outcome of this dispute, we established a reserve equal to the benefit derived from stock option deductions relating to persons who were not our employees on the date of the exercise of $43.2 million and $30.9 million at September 30, 2006 and December 31, 2005, respectively. As of December 31, 2005, the deduction related to all of our current and former employees and directors was $94.1 million with only $5.9 million attributable to persons who were our employees on the date of exercise. Additionally, we have been informed by Transocean that from January 1, 2006 to September 30, 2006, our current and former employees and directors realized $39.0 million of gains from the exercise of Transocean stock options with $2.1 million relating to persons who were our employees on the date of exercise. If Transocean’s interpretation of the tax sharing agreement prevails, we would recognize a tax benefit for former employee and director stock option exercises and pay Transocean 35% for the deduction. While this would not increase our tax expense, it would defer utilization of pre-IPO income tax benefits.

     We estimate we have utilized pre-IPO income tax benefits to offset our current federal and state income tax obligations during the three months ended September 30, 2006, of $45.1 million. As of September 30, 2006 and December 31, 2005, we estimate we owe Transocean $45.7 million and $14.0 million, respectively, for unpaid balances relating to pre-IPO federal, state and foreign income tax benefits utilized and our active employee Transocean stock option exercises received.
     As of September 30, 2006, we have approximately $216 million of estimated pre-IPO income tax benefits subject to the obligation to reimburse Transocean. If an acquisition of beneficial ownership had occurred on September 30, 2006, the estimated amount that we would have been required to pay Transocean would have been approximately $151 million, or 70% of the pre-IPO tax benefits, at September 30, 2006.
     The estimated liabilities to Transocean at September 30, 2006 and the estimated amount of remaining pre-IPO income tax benefits subject to the obligation to reimburse Transocean at September 30, 2006 do not reflect the benefit of the tax deduction for stock option exercises of former employees who were not employees of TODCO on the date of the exercise and are presented within accrued income taxes — related party in the Company’s condensed consolidated balance sheets.
Nine Months Ended September 30, 2006 and 2005
     Operating Revenues. Total operating revenues increased $268.2 million, or 70%, during the first nine months of 2006, as compared to the same period in 2005. The increase in operating revenues is primarily attributable to higher overall average rig revenue per day earned in 2006, as compared to the prior year period. Average rig revenue per day increased from $37,000 for the nine months ended September 30, 2005 to $56,400 for the nine months ended September 30, 2006. The increase reflects the improved market conditions in the U.S. Gulf of Mexico and transition zone along the U.S. Gulf Coast when comparing the nine months ended September 30, 2006 to the nine months ended September 30, 2005, and the commencement of operations in Angola and Colombia in the last half of 2005. In conjunction with the factors noted above, additional land rigs operating in Trinidad and Venezuela and the reactivation of three inland barge rigs, two submersible rigs and one jackup rig in the U.S. Gulf of Mexico have increased average rig utilization to 61% for the nine months ended September 30, 2006 from 53% in the comparable period in 2005.
     Operating revenues for our U.S. Gulf of Mexico segment increased $115.6 million or 65% in the nine months ended September 30, 2006, as compared to the nine months ended September 30, 2005. In 2006, we achieved higher average rig revenue per day for our jackup and submersible drilling fleet, improving from $50,800 per day to $96,200. This resulted in an additional $137.8 million in operating revenues for the nine months ended September 30, 2006, as compared to the same period in 2005. The increase in average rig revenue per day is the result of our success in obtaining contracts with our customers at higher dayrates in response to increased market demand. Utilization decreases, primarily due to downtime related to scheduled maintenance on THE 203, THE 250, THE 251 and THE 200, leg repairs on THE 204 and the continuance of repairs which began during the fourth quarter of 2005 and continued until July 2006 on THE 202, resulted in a decrease in operating revenues of $8.6 million. Results for the nine months ended September 30, 2006 were also impacted by the transfer of the jackup drilling unit THE 156 to our International and Other segment in the fourth quarter of 2005. This resulted in a $13.6 million decrease in rig revenues for the nine months ended September 30, 2006, as compared to the same period in 2005.

     Operating revenues for our U.S. Inland Barge segment increased $67.6 million, or 65%, in the nine months ended September 30, 2006, as compared to the same period in 2005, primarily due to higher average rig revenue per day and increased utilization. This market has continued to improve with average rig revenue per day increasing from $27,500 for the nine months ended September 30, 2005 to $38,000 for the nine months ended September 30, 2006. The increase in average rig revenue per day resulted in additional revenues of $47.5 million for the nine months ended September 30, 2006, as compared to the same period in 2005. Utilization of our inland barge fleet was 61% for the year-to-date period in 2006, as compared to 50% for the first nine months of 2005, which resulted in $20.1 million additional operating revenues in the first nine months of 2006, as compared to the same period in 2005 and reflects the results of the three rig reactivations which began in 2005 and continued through the first quarter of 2006.
     Operating revenues for our International and Other segment were $132.3 million for the nine months ended September 30, 2006. The 96%, or $64.7 million, increase over operating revenues reported for the nine months ended September 30, 2005 reflects commencement of operations in Angola (September 2005) and Colombia (December 2005) during the last half of 2005. THE 156, which operated in Colombia through June 2006, is now awaiting final permitting to begin operations in Brazil. Additionally, a land rig began operating in Trinidad in the last quarter of 2005 and two additional land rigs began operations in Venezuela during 2006. The commencement of operations in Angola and Colombia contributed an additional $34.1 million in operating revenues during the nine months ended September 30, 2006. The additional land rigs in Trinidad and Venezuela resulted in additional operating revenues of $15.0 million in the nine month period ended September 30, 2006 as compared to the same period in 2005. Increased daily revenue for all other operations resulted in a favorable variance of $18.8 million, partially offset by a decrease of $1.7 million due to slightly lower utilization for our other operations and $1.5 million in stand-by operating revenue paid by PEMEX in the second quarter of 2005 which related to 2004 operations.
     Our operating revenues for the first nine months of 2006 included $55.8 million related to the operation of Delta Towing’s fleet of U.S. marine support vessels which increased from $35.5 million for the nine months ended September 30, 2005 due to increased vessel utilization in response to improved market conditions.
     Operating and Maintenance Expenses. Total operating and maintenance expenses increased $143.9 million, or 62%, in the first nine months of 2006 as compared to operating expenses of $233.2 million for the same period in 2005. Operating and maintenance expenses for our U.S. Gulf of Mexico segment were $88.9 million higher for the nine months ended September 30, 2006 when compared to the nine months ended September 30, 2005, principally due to increases of $63.6 million in repair and maintenance costs and $19.2 million in personnel costs, due to more operating rigs and payroll increases. These increases were primarily the result of $61.2 million of rig reactivation expense related to the reactivation of cold-stacked rigs THE 77, THE 78, THE 252, THE 256 and THE 153, $8.3 million of additional repair and maintenance costs on THE 200, THE 250 and THE 251 principally due to scheduled rig repairs and $5.4 million of rig reactivation assessment costs incurred on THE 254 and THE 255. No rig reactivation expense was incurred in the first nine months of 2005. Additionally, when comparing the nine months ended September 30, 2006 to the nine months ended September 30, 2005, insurance premiums increased by $2.6 million and insurance claim expense increased $5.4 million, primarily related to the damage sustained on THE 202. Personal injury claim expense increased by $3.2 million for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005, primarily due a write-off of a third party receivable and a decrease recognized in 2005 resulting from an improvement in the actuarial factors used to develop our personal injury claims. These increases were offset in the first nine months of 2006 as compared to the same period in 2005 by the $5.0 million of operating and maintenance expenses incurred by THE 156 in the first nine months of 2005 which has since been transferred to our International and Other Segment.
     Operating and maintenance expenses for our U.S. Inland Barge segment were $88.7 million for the nine months ended September 30, 2006, as compared to $68.3 million for the same period in 2005. This $20.4 million, or 30%, increase was primarily the result of increasing personnel costs of $13.3 million reflecting the reactivation of rigs that began in the latter half of 2005 and continued into 2006. Personal injury claim expense increased $2.9 million for the nine month period ended September 30, 2006 when compared to the same period in 2005, primarily due a write-off of a third party receivable and a decrease recognized in 2005 resulting from an improvement in the actuarial factors used to develop our personal injury claims. Repair and maintenance costs also increased by $1.5 million in the nine months ended September 30, 2006 as compared to the same period in 2005, principally due to the costs incurred to reactivate RIG 1.
     Operating and maintenance expenses for our International and Other segment for the first nine months of 2006 increased $31.3 million, as compared to the same period in 2005. This increase in expense was due principally to a full year of operations in Angola in 2006 which resulted in an increase of $2.7 million for the nine months ended September 30, 2006 as compared to the same period in 2005. Operations in Colombia, which began in 2006 and concluded in June 2006, contributed an additional $10.6 million in operating expenses for the nine month period ended September 30, 2006 as compared to the nine months ended September 30, 2005. The addition of a land rig in Trinidad and one in Venezuela contributed $6.4 million and $4.8 million, respectively, in additional operating and maintenance expense in the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005. Additional costs of $2.5 million were incurred by RIG 37 for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005, primarily due to costs incurred to return the rig to service in Venezuela. Additional costs of $1.2 million were incurred to prepare two land rigs for service in the United States for the nine months ended September 30, 2006 as compared to the same period ended September 30, 2005.
     Delta Towing operations incurred $22.8 million in operating costs for the nine months ended September 30, 2006. This represented a $3.3 million, or 17%, increase over operating costs of $19.5 million recognized in the comparable period ending September 30, 2005, due to increased marine support vessel utilization.
     General and Administrative Expenses. General and administrative expenses were $31.2 million for the nine months ended September 30, 2006, as compared to $28.2 million for the comparable period in 2005. General and administrative expenses for the nine months ended September 30, 2006 increased $3.0 million, as compared to the same period in 2005, due primarily to increasing payroll costs of $2.3 million and an increase of $0.4 million in general and administrative costs related to our Delta Towing segment.
     Gain on Disposal of Assets, Net. During the first nine months of 2006, we recorded a net gain on disposal of assets of $9.0 million. Included in the gain on disposal of assets was the sale of drill pipe and miscellaneous equipment which realized a gain of $4.7 million on proceeds of $5.5 million. In addition, Delta Towing sold eight support vessels for $5.0 million which resulted in a net gain of $4.2 million.
     During the first nine months of 2005, we realized net gains on disposal of assets of $8.3 million related to the sale of our jackup rig, THE 192 ($3.7 million), the sale of drill pipe and miscellaneous equipment ($3.4 million) and five marine support vessels by Delta Towing ($1.2 million).
     Interest Expense/Income. Third party interest expense decreased $0.5 million in the nine months ended September 30, 2006, as compared to the same period in 2005, primarily due to lower debt balances resulting from the repayment of our 6.75% Senior Notes in April 2005. Due to continued operating improvement, our cash balances have increased over the prior year. Coupled with higher interest rates, interest income increased $5.2 million when comparing the nine months ended September 30, 2006 to the same period in 2005.
     Income Tax Expense. The income tax expense of $73.6 million for the nine months ended September 30, 2006, reflects a 38.1% effective tax rate and is principally comprised of our obligation to Transocean under the tax sharing agreement and represents amounts we owe Transocean for the utilization of pre-IPO federal and state tax benefits. Our effective tax rate is higher than the federal tax rate principally due to state tax expense and foreign tax expenses incurred. Income tax expense of $21.5 million for the nine months ended September 30, 2005 reflects a 36.0% effective tax rate and is principally comprised our obligation to Transocean under the tax sharing agreement for the utilization of pre-IPO federal and state tax benefits. Tax expense for the first nine months of 2005 includes the effect of recognizing an additional $7.7 million in pre-IPO deferred state tax liabilities that existed at the IPO date. The recognition of these pre-IPO deferred state tax liabilities resulted in a $7.7 million reduction in additional paid-in capital, $0.9 million of deferred state tax benefit and a $6.8 million increase in deferred tax liabilities. Without the effect of this deferred state tax benefit, the effective tax rate for the nine months ended September 30, 2005, would have been 37.5%.

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
     We estimate we have utilized pre-IPO income tax benefits to offset our current federal and state income tax obligations during the nine months ended September 30, 2006, of $78.3 million. As of September 30, 2006 and December 31, 2005, we estimate we owe Transocean $45.7 million and $14.0 million, respectively, for unpaid balances relating to pre-IPO federal, state and foreign income tax benefits utilized and our active employee Transocean stock option exercises received. See discussion under “— Three Months Ended September 30, 2006 and 2005 — Income Tax Expense” for a more detailed discussion of the tax sharing agreement and related matters.
Financial Condition
     At September 30, 2006 and December 31, 2005, we had total assets of $860.5 million and $825.0 million, respectively. The $35.5 million increase in assets during the first nine months of 2006 is primarily attributable to the $98.5 million increase in accounts receivable principally due to the continually improving market conditions in our industry. This increase in accounts receivable was partly offset by a net decrease in our property and equipment of $28.3 million, primarily resulting from depreciation expense of $65.1 million offset by net capital expenditures of $40.7 million, and a decrease in our cash balance of $25.1 million, primarily due to the $150.2 million stock repurchase completed during the third quarter of 2006 offset by increases in cash realized during the year resulting from improving dayrates and utilization.
Liquidity and Capital Resources
Sources and Use of Cash
     Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005. Net cash provided by operating activities for the nine months ended September 30, 2006 and 2005 was $146.9 million and $61.1 million, respectively. The $85.8 million increase in net cash provided by operating activities is primarily attributable to an increase in net income of $81.3 million. Adjustments to reconcile net income to net cash provided by operating activities were lower in 2006, primarily due to a decrease in deferred income of $9.4 million partially offset by an increase in deferred expenses of $5.0 million. These resulted primarily from the additional revenues and expenses recorded in 2005 related to THE 185 in Angola and THE 156 in Colombia which were amortized upon commencement of operations. In addition, depreciation expense decreased $6.9 million for the nine months ended September 30, 2006 when compared to the nine months ended September 30, 2005, primarily due to several rigs becoming fully depreciated during the year. Our net income was favorably affected by the improvement in the demand for shallow water drilling services which resulted in our dayrates increasing from $37,000 to $56,400 and our rig utilization percentages increasing from 53% to 61%.
     Changes in operating assets and liabilities, net of effect of distributions to related parties, resulted in a $1.1 million decrease in cash for the nine month period ended September 30, 2006, compared to an $18.4 million decrease in the same period in 2005. Improving market conditions resulted in increases in accounts receivable balances for the nine months ended September 2006 of $98.5 million. Offsetting this unfavorable effect on net cash provided by operating activities were increases in our accounts payable balances, reflective of the increased rig reactivation and rig repair activity, and income taxes payable balances, resulting from our increase in net income, of $32.2 million and $43.0 million, respectively, for the nine months ended September 30, 2006.
     Net cash used in investing activities was $29.5 million for the nine months ended September 30, 2006, compared to $3.2 million provided by investing activities for the same period in 2005. The $32.7 million increase in net cash used in investing activities is a result of capital expenditures increasing $29.3 million, after accounting for the purchase price adjustment of $2.1 million resulting from the acquisition of the 75% interest in Delta Towing not previously owned by us, and lower realized proceeds from the sale of assets of $4.0 million for the first nine months of 2006 as compared to the first nine months of 2005. (See Note 7 to the Condensed Consolidated Financial Statements.) In addition, we invested $5.5 million in oil and gas exploration and production partnerships during the first nine months ended September 30, 2006. (See Note 14 to the Condensed Consolidated Financial Statements). Cash flows from investing activities were favorably impacted by $6.0 million for the nine months ended September 30, 2006, resulting from the release of funds required to support performance bonds related to our operations in Mexico.
     Net cash used in financing activities was $142.5 million for the nine month period ended September 30, 2006, as compared to $52.2 million used in financing activities for the same period in 2005. The increase in net cash used in financing activities was principally the result of the announced repurchase of 4.2 million shares of our common stock for $150.2 million. For the nine months ended September 30, 2005, net cash used in financing activities was principally the result of the $7.7 million repayment of our 6.75% Senior Notes and the $61.2 million dividend paid to stockholders in 2005.
Sources of Liquidity
     Our existing cash balances and cash flows from operating activities were our primary sources of liquidity for the nine months ended September 30, 2006 and 2005. For the nine months ended September 30, 2006, our primary uses of cash were operating costs, the announced repurchase of $150.2 million of our common stock and capital expenditures of $42.8 million, not including the $2.1 million purchase price adjustment recognized in connection with the acquisition of the 75% interest in Delta Towing not previously owned by us (see Note 7 to the Condensed Consolidated Financial Statements). For the nine months ended September 30, 2005, our primary uses of cash were operating costs, a special cash dividend payment of $61.2 million, capital expenditures of $11.4 million and debt repayments of $10.4 million. At September 30, 2006, we had $137.9 million in cash and cash equivalents.
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

     At September 30, 2006, and December 31, 2005, we had no borrowings outstanding under our credit facility.
     We entered into an unsecured line of credit with a bank in Venezuela in the third quarter of 2004 to provide a maximum of 4.5 billion Venezuela Bolivars which was subsequently increased to 6.0 billion Venezuela Bolivars in March 2006 ($2.8 million U.S. dollars at the current exchange rate at September 30, 2006) in order to manage local currency liquidity. Each draw on the line of credit is denominated in Venezuela Bolivars and is evidenced by a 30-day promissory note that bears interest at the then market rate as designated by the bank. The promissory notes are pre-payable at any time at the Company’s option. However, if not repaid within 30 days, the promissory notes may be renewed at mutually agreeable terms for an additional 30-day period at the then designated interest rate. There are no commitment fees payable on the unused portion of the line of credit, and the facility is reviewed annually by the bank’s board of directors.
     At September 30, 2006, we had $2.2 million outstanding under this line of credit which currently bears interest at 14.0% per annum. We recognized $0.2 million in interest expense related to the line of credit for the nine months ended September 30, 2006 while recognizing $0.1 million in interest expense for the same period in 2005. There was an outstanding balance of $0.4 million under this line of credit at December 31, 2005.
Capital Expenditures
     We expect capital expenditures, primarily for rig refurbishments and the purchase of capital equipment, to be approximately $11 million for the remainder of 2006, including approximately $2 million for announced rig reactivations. The timing and amounts we actually spend in connection with our plans to upgrade and refurbish other selected rigs is subject to our discretion and will depend on our view of market conditions and our cash flows. We expect capital expenditures to increase as market conditions improve. From time to time we may review possible acquisitions of drilling rigs or businesses, joint ventures, mergers or other business combinations and may in the future make significant capital commitments for such purposes. Any such transactions could involve the issuance of a substantial number of additional shares or other securities or the payment by us of a substantial amount of cash. We would likely fund the cash portion, if any, of such transactions through cash balances on hand, the incurrence of additional debt, sales of assets, shares or other securities or a combination thereof. In addition, from time to time we may consider dispositions of drilling rigs. Our ability to fund capital expenditures would be adversely affected if conditions deteriorate in our business, we experience poor results in our operations or we fail to meet covenants under the revolving credit facility described above.
     The amounts we estimate for restoring cold-stacked rigs to service are based on our projections of the costs of equipment, supplies and services, which have been rising. We estimate that once commenced, rig reactivations will take four to five months to complete and that the cost will be $10.0 million to $15.0 million for each inland barge rig and seven to eight months to complete and $20.0 million to $30.0 million for each jackup rig. Our estimates of rig reactivation costs are subject to numerous other variables including further rig deterioration over time, the availability and cost of shipyard facilities, customer specifications, and the actual extent of required repairs and maintenance and optional upgrading of the rigs. The actual amounts we ultimately pay for returning these rigs to service could, therefore, vary substantially from our estimates. In anticipation of reactivating cold-stacked rigs, we have already placed orders for equipment with long lead times in the amount of approximately $32 million. This includes a $12.7 million commitment for nine top-drives and $17.4 million of drill pipe for delivery in 2006 and 2007.
     During the second quarter of 2006, we invested in two oil and gas exploration and production limited partnerships operating in the inland waterway of the U.S. Gulf Coast and Offshore U.S. Gulf of Mexico. We committed $9.5 million and as of September 30, 2006, had funded $5.5 million in these two partnerships. Our investment in these oil and gas partnerships were the result of customer relationships and are not indicative of a strategy change nor do we believe that the investments will be long-term in nature. Our total investment is classified in Other Assets on the Condensed Consolidated Balance Sheets at September 30, 2006. Currently, neither partnership has any producing wells. Additional contributions under both partnerships are limited to the initial commitment with provisions for optional assessments.
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
     During the nine months ended September 30, 2006, there were no material changes to the contractual obligations, including our scheduled debt maturities, reported in our Annual Report on Form 10-K as of December 31, 2005. We have obtained an additional $8.9 million in surety bonds since December 31, 2005, that guarantee our performance as it relates to drilling contracts, insurance, tax and other obligations we have in various jurisdictions. This increased the total amount of our surety bonds to $32.1 million and is discussed in Note 9 of the Condensed Consolidated Financial Statements.
Repurchase of Common Stock
     In August 2006, we announced that our Board of Directors had authorized the repurchase of up to $150 million of our common stock. We repurchased and retired $150 million of our common stock, which amounted to 4.2 million shares at an average price of $35.55 per share. The repurchase was funded with existing cash balances. Total consideration of $150.2 million paid to repurchase the shares was recorded in stockholders’ equity as a reduction in common stock and additional paid-in capital.
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
Recent Accounting Pronouncements
     In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 31, 2006. We are assessing FIN 48 and have not determined the impact that the adoption of FIN 48 will have on our financial statements.
     In connection with the special cash dividend and as contemplated by our long term incentive plans, our Executive Compensation Committee awarded special cash bonuses to holders of stock options under our long term incentive plans in the aggregate amount of $0.7 million to compensate them for any potential loss in option value. These bonuses were paid in the third quarter of 2005.
Insurance
      In October 2005, we renewed our principal insurance coverages for property damage, liability and occupational injury and illness for a one-year term. Generally, our deductible levels under the hull and machinery policies are 15% of individual insured asset values per occurrence except in the event of a total loss only where the deductible would be zero. An annual limit of $75.0 million and a minimum deductible of $5.0 million per occurrence applies in the event of a windstorm. In addition, we reduced our insurance coverage to 70% of our losses in excess of the applicable deductible and we are self insured for the remaining 30% of any such losses. The primary marine package also provides coverage for cargo, control of well, seepage, pollution and property in our care, custody and control. Our deductible for this coverage varies between $250,000 and $1.0 million per occurrence depending upon the coverage. In addition to our marine package, we have separate policies providing coverage for general domestic liability, employer’s liability, domestic auto liability and non-owned aircraft liability with $1.0 million deductibles per occurrence. We also have an excess liability policy that extends our coverage to an aggregate of $200.0 million under all of these policies. In October 2006, we elected to extend our marine package and excess liability policies until March 2007, at which time we will be required to renew these policies and may decide to increase or decrease deductibles and coverage. Our insurance program also includes separate policies that cover certain liabilities in foreign countries where we operate. We believe our current insurance coverage, deductibles and the level of risk involved is adequate and reasonable. However, insurance premiums and/or deductibles could be increased or coverages may be unavailable in the future.

Cautionary Statement About Forward — Looking Statements
     This report contains both historical and forward-looking statements. All statements other than statements of historical fact are, or may be deemed to be, forward-looking statements. Forward-looking statements include information concerning our possible or assumed future financial performance and results of operations, including statements about the following subjects:
•	our strategy,

•	improvement in the fundamentals of the oil and gas industry,

•	the supply and demand imbalance in the oil and gas industry,

•	the correlation between demand for our rigs, our earnings and our customers’ expectations of energy prices,

•	expected improvement in the U.S. Gulf of Mexico jackup rig market in 2007,

•	future taxes and the estimated tax benefits and estimated payments under our tax sharing agreement with Transocean,

•	expected capital expenditures,

•	expected general and administrative expense,

•	expectations regarding rig refurbishments and reactivations including anticipated costs, completion times and our ability to recover refurbishment costs and operating expenses under term contracts,

•	our ability to take advantage of opportunities for growth and our ability to respond effectively to market downturns,
•	sources and sufficiency of funds for required capital expenditures, working capital and debt service,

•	deep gas drilling opportunities,

•	payment of dividends,

•	competition for drilling contracts,

•	matters related to our letters of credit and surety bonds,

•	future transactions with unaffiliated third parties, including the possible sale of our Venezuelan assets,

•	matters relating to our future transactions, agreements and relationship with Transocean,

•	payments under agreements with Transocean,

•	liabilities under laws and regulations protecting the environment,

•	expectations regarding the materiality to us of new or modified FASB pronouncements and other changes in generally accepted accounting principles,

•	results, effects and level of materiality of legal proceedings,

•	future utilization rates,

•	the expectations and assumptions we use to determine the fair value of stock options and restricted stock grants,

•	future dayrates,

•	expectations regarding improvements in offshore drilling activity,

•	demand for our drilling rigs and the future supply of rigs in the U.S. Gulf Coast, including the effect of new rigs being built,

•	our plan to operate primarily in the U.S. Gulf Coast, and

•	operating revenues, operating and maintenance expense, capital expenditures, insurance expense and deductibles, interest expense, debt levels and other matters with regard to our outlook.
     Forward-looking statements in this Form 10-Q are identifiable by use of the following words and other similar expressions:
•	“anticipate,”

•	“believe,”

•	“budget,”

•	“could,”

•	“estimate,”

•	“expect,”

•	“forecast,”

•	“intent,”

•	“may,”

•	“might,”

•	“plan,”

•	“potential,”

•	“predict,”

•	“project,” and

•	“should.”
     The following factors could affect our future results of operations and could cause those results to differ materially from those expressed in the forward-looking statements included in this Form 10-Q:
•	worldwide demand for oil and gas,

•	exploration success by producers,

•	demand for offshore and inland water rigs and marine support vessels,

•	our ability to enter into and the terms of future contracts,

•	labor relations,

•	political and other uncertainties inherent in non-U.S. operations (including exchange controls and currency fluctuations),

•	the impact of governmental laws and regulations,

•	the adequacy of sources of liquidity,

•	uncertainties relating to the level of activity in offshore oil and gas exploration and development,

•	oil and natural gas prices (including U.S. natural gas prices),

•	competition and market conditions in the contract drilling industry,

•	work stoppages,

•	increases in operating expenses,

•	extended delivery times for material and equipment,

•	the availability of qualified personnel,

•	operating hazards,

•	war, terrorism and cancellation or unavailability of insurance coverage,

•	compliance with or breach of environmental laws,

•	the effect of litigation and contingencies,

•	our inability to achieve our plans or carry out our strategy,

•	our ability to obtain drilling contracts for rigs we reactivate or are planning to reactivate,

•	the impact on us of newly built rigs,

•	the matters discussed in “Item 1A. — Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005, and

•	other factors discussed in this Form 10-Q.
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
Item 4. Controls and Procedures
     As of September 30, 2006, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
     There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
Item 1. Legal Proceedings
     The Company has certain actions or claims pending that have been previously discussed and reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. Updates to this information are incorporated by reference to Note 9 contained in the Notes to Condensed Consolidated Financial Statements.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)
Maximum
Number (or
Approximate
Dollar Value) of
			Total	Shares (or
			Number of Shares	Unites) that
			Purchased as Part	May Yet Be
	Total	Average	of Publicly	Purchased
	Number of Shares	Price	Announced Plans	Under the Plans
Period	Purchased (1)	Paid per Share	or Programs	or Programs
July 2006	—	$—	—	$—
August 2006	4,011,225	35.56	4,011,225	7,534,277
September 2006	213,027	35.41	213,027	—

Total	4,224,252	$35.55	4,224,252	$—

(1)	On August 10, 2006, the Company announced that its Board of Directors had authorized the Company to repurchase, prior to January 1, 2007, up to $150 million of outstanding common stock. The Company has completed the authorized repurchase. No additional repurchases have been authorized.

Item 6. Exhibits
Exhibit Index

Exhibit
No.	Description	Filed or Furnished Herewith or Incorporated by Reference from:
3.1	Fourth Amended and Restated Certificate of Incorporation.	Exhibit 3.1 to Current Report on Form 8-K dated as of May 11, 2006

3.2	Amended and Restated By-Laws	Exhibit 3.2 to Current Report on Form 8-K dated as of May 11, 2006

3.3	Specimen Stock Certificate	Exhibit 3.3 to Current Report on Form 8-K dated as of May 11, 2006

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Filed herewith

†32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer	Furnished herewith

†	Furnished, not filed, in accordance with Item 601(b)(32) of Regulation S-K.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TODCO

/s/ Dale Wilhelm Dale Wilhelm
Vice President and Chief Financial Officer
(on behalf of TODCO and as Principal Financial Officer)
Date: November 2, 2006

Exhibit Index

Exhibit
No.	Description	Filed or Furnished Herewith or Incorporated by Reference from:
3.1	Fourth Amended and Restated Certificate of Incorporation.	Exhibit 3.1 to Current Report on Form 8-K dated as of May 11, 2006

3.2	Amended and Restated By-Laws	Exhibit 3.2 to Current Report on Form 8-K dated as of May 11, 2006

3.3	Specimen Stock Certificate	Exhibit 3.3 to Current Report on Form 8-K dated as of May 11, 2006

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Filed herewith

†32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer	Furnished herewith

†	Furnished, not filed, in accordance with Item 601(b)(32) of Regulation S-K.