Form 10-K
period 2006-12-31
TODCO
filed 2007-03-01
CIK 1210697

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 1-31983

TODCO
(Exact name of registrant as specified in its charter)

Delaware	76-0544217
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
2000 W. Sam Houston Parkway South, Suite 800 Houston, Texas (Address of principal executive offices)	77042-3615 (Zip Code)
(713) 278-6000 Registrant’s telephone number, including area code:

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common stock, par value $.01 per share Preferred stock purchase rights	New York Stock Exchange New York Stock Exchange

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

Large accelerated filer ☑     Accelerated filer ☐     Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of the registrant’s common stock held by non-affiliates of the Registrant as of June 30, 2006, was $2,527,831,824.

As of February 20, 2007, the Registrant had 57,718,239 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days of December 31, 2006, for its 2007 annual meeting of stockholders are incorporated by reference into Part III of this Form 10-K.

PART I

Item 1.	Business

Overview

TODCO is a leading provider of contract oil and gas drilling services, primarily in the U.S. Gulf of Mexico shallow water and inland marine region, an area that we refer to as the U.S. Gulf Coast. We have the largest fleet of drilling rigs in the U.S. Gulf Coast.

We operate a fleet of 64 drilling rigs consisting of 27 inland barge rigs, 24 jackup rigs, three submersible rigs, one platform rig, and nine land rigs. Currently, 50 of these rigs are located in United States with the remainder in Angola, Brazil, Mexico, Trinidad, Venezuela and other international locations. We also operate through our wholly-owned subsidiary, Delta Towing LLC (“Delta Towing”), a fleet of U.S. marine support vessels consisting primarily of shallow water tugs, crewboats and utility barges along the U.S. Gulf Coast and in the U.S. Gulf of Mexico.

Our core business is to contract our drilling rigs, related equipment and work crews on a dayrate basis to customers who are drilling oil and gas wells. We provide these services primarily to independent oil and gas companies, but we also service major international and government-controlled oil and gas companies. Our customers in the U.S. Gulf Coast typically focus on drilling for natural gas.

We provide our services and report the results of our operations in four business segments which, for our contract drilling services, correspond to the principal geographic regions in which we operate:

•	U.S. Gulf of Mexico Segment — We currently have 18 jackup and three submersible rigs in the shallow water U.S. Gulf of Mexico which begins at the outer limit of the transition zone and extends to water depths of about 350 feet. Our jackup rigs in this segment consist of independent leg cantilever type units, mat-supported cantilever type rigs and mat-supported slot type jackup rigs that can operate in water depths up to 250 feet.

•	U.S. Inland Barge Segment — Our barge rig fleet currently consists of 12 conventional and 15 posted barge rigs. These units operate in marshes, rivers, lakes and shallow bay or coastal waterways that are known as the “transition zone.” This area along the U.S. Gulf Coast, where jackup rigs are unable to operate, is the world’s largest market for this type of equipment.

•	International and Other Segment — Our other operations are currently conducted in Angola, Brazil, Mexico, Trinidad, the United States and Venezuela. We operate one jackup rig in Angola and one in Brazil. In Mexico, we have two jackup rigs and a platform rig. Additionally, we have one jackup rig and one land rig in Trinidad and six land rigs in Venezuela. One jackup rig is currently under tow to Southeast Asia for reactivation. We also have two land rigs in the United States. We may pursue selected opportunities in other international areas from time to time.

•	Delta Towing Segment — Delta Towing operates a fleet of 42 inland tugs, 19 offshore tugs, 36 crewboats, 30 deck barges, 17 shale barges, four spud barges and one offshore barge along the U.S. Gulf Coast and in the U.S. Gulf of Mexico.

For information about the revenues, operating income, assets and other information relating to our business segments and the geographic areas in which we operate, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Notes 2 and 16 to our consolidated financial statements included in Item 8 of this report. For information about the risks and uncertainties relating to our business, see Item 1A. Risk Factors.

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

Following are brief descriptions of the types of rigs we operate. Rigs described in the following charts as “under contract” are operating under contract, including rigs being prepared or mobilized under contract. Rigs described as “under repair” are rigs that are currently in a shipyard for planned maintenance or repair. Rigs described as “warm stacked” are not under contract but are actively marketed and may require the hiring of additional crew (and, in some cases, an entire crew), but are generally ready for service with little or no capital expenditures. Rigs described as “cold stacked” are not actively marketed, generally cannot be ready for service immediately and normally require the hiring of an entire crew. Cold stacked rigs will also require a varying degree of maintenance and significant refurbishment before they can be operated. Rigs described as “reactivating” were cold stacked rigs that are currently being reactivated against term contracts that they will operate under upon completion of their reactivation. We include information in the following charts for rated drilling depth, which means drilling depth stated by the manufacturer of the drilling equipment. A rig may not have the actual capacity to drill to the rated drilling depth.

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

The following table contains information regarding our jackup rig fleet as of February 20, 2007.

		Original
		Year Entered	Water Depth	Rated
Rig	Type	Service	Capacity	Drilling Depth	Location	Status
			(In feet)	(In feet)

THE 110	MC	1982	100	20,000	Trinidad	Under Contract
THE 150	ILC	1979	150	20,000	U.S.	Under Contract
THE 152	MC	1980	150	20,000	U.S.	Under Contract
THE 153	MC	1980	150	20,000	U.S.	Warm Stacked
THE 155	ILC	1980	150	20,000	U.S.	Cold Stacked
THE 156	ILC	1983	150	20,000	Brazil	Under Contract
THE 185	ILC	1982	120	20,000	Angola	Under Contract
THE 191	MS	1978	160	20,000	U.S.	Cold Stacked
THE 200	MC	1979	200	20,000	U.S.	Under Repair
THE 201	MC	1981	200	20,000	U.S.	Under Repair
THE 202	MC	1982	200	20,000	U.S.	Under Contract
THE 203	MC	1981	200	20,000	U.S.	Under Contract
THE 204	MC	1981	200	20,000	U.S.	Warm stacked
THE 205	MC	1979	200	20,000	Mexico	Under Repair
THE 206	MC	1980	200	20,000	Mexico	Under Contract
THE 207	MC	1981	200	20,000	U.S.	Under Contract
THE 208(a)	MC	1980	200	20,000	Under Tow	Reactivating
THE 250	MS	1974	250	20,000	U.S.	Under Contract
THE 251	MS	1978	250	20,000	U.S.	Under Contract
THE 252	MS	1978	250	20,000	U.S.	Under Contract
THE 253	MS	1982	250	20,000	U.S.	Under Contract
THE 254	MS	1976	250	20,000	U.S.	Cold Stacked
THE 255	MS	1976	250	20,000	U.S.	Cold Stacked
THE 256	MS	1975	250	20,000	U.S.	Cold Stacked

(a)	This rig is currently unable to operate in the U.S. Gulf of Mexico due to regulatory restrictions.

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

The following table contains information regarding our barge drilling rig fleet as of February 20, 2007.

		Original
		Year Entered	Horsepower	Rated
Rig	Type	Service	Rating	Drilling Depth	Location	Status
		(In feet)

1	Conv.	1980	2,000	20,000	U.S.	Under Contract
7	Posted	1981	2,000	25,000	U.S.	Cold Stacked
9	Posted	1975	2,000	25,000	U.S.	Under Repair
10	Posted	1981	2,000	25,000	U.S.	Cold Stacked
11	Conv.	1982	3,000	30,000	U.S.	Under Contract
15	Conv.	1981	2,000	25,000	U.S.	Under Contract
17	Posted	1981	3,000	30,000	U.S.	Under Contract
19	Conv.	1996	1,000	14,000	U.S.	Under Contract
20(a)	Conv.	1998	1,000	14,000	U.S.	Cold Stacked
21	Conv.	1982	1,500	15,000	U.S.	Cold Stacked
23	Conv.	1995	1,000	14,000	U.S.	Cold Stacked
27	Posted	1978	3,000	30,000	U.S.	Under Contract
28	Conv.	1979	3,000	30,000	U.S.	Under Contract
29	Conv.	1980	3,000	30,000	U.S.	Under Contract
30	Conv.	1981	3,000	30,000	U.S.	Cold Stacked
31	Conv.	1981	3,000	30,000	U.S.	Cold Stacked
32	Conv.	1982	3,000	30,000	U.S.	Cold Stacked
41	Posted	1981	3,000	30,000	U.S.	Under Contract
46	Posted	1981	3,000	30,000	U.S.	Under Contract
47	Posted	1982	3,000	30,000	U.S.	Cold Stacked
48	Posted	1982	3,000	30,000	U.S.	Under Contract
49	Posted	1980	3,000	30,000	U.S.	Under Contract
52	Posted	1981	2,000	25,000	U.S.	Under Contract
55	Posted	1981	3,000	30,000	U.S.	Under Contract
57	Posted	1978	2,000	25,000	U.S.	Under Contract
61	Posted	1978	3,000	30,000	U.S.	Cold Stacked
64	Posted	1979	3,000	30,000	U.S.	Under Contract

(a)	In 2003, this barge was severely damaged by fire. This rig is no longer operating and will require substantial refurbishment to return to service.

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

Our nine land drilling rigs are completely equipped to drill oil and gas wells. These rigs are designed to be transported by truck and assembled by crane. They require a firm, level area to be erected and sometimes require foundation work to be performed to support the drill floor and derrick. The following table contains information regarding our other rigs as of February 20, 2007.

		Original
		Year Entered	Horsepower	Rated
Rig	Type	Service	Rating	Drilling Depth	Location	Status
				(In feet)

THE 75	Subm.	1983	N/A	25,000	U.S.	Under Contract
THE 77	Subm.	1983	N/A	30,000	U.S.	Under Contract
THE 78	Subm.	1983	N/A	30,000	U.S.	Under Contract
Rig 3	Plat.	1993	N/A	25,000	Mexico	Under Contract
26	Land	1980	750	6,500	U.S.	Reactivating
27	Land	1981	900	8,000	U.S.	Warm Stacked
36	Land	1982	2,000	18,000	Trinidad	Under Contract
37	Land	1982	2,000	18,000	Venezuela	Under Contract
40	Land	1980	2,000	25,000	Venezuela	Under Contract
42	Land	1981	2,000	25,000	Venezuela	Under Contract
43	Land	1981	2,000	25,000	Venezuela	Under Contract
54	Land	1981	3,000	30,000	Venezuela	Under Contract
55	Land	1983	3,000	35,000	Venezuela	Under Contract

We also own additional offshore equipment that consists of two mat-supported jackup rigs ranging in water depth capacity from 100 feet to 160 feet, that we currently do not anticipate returning to drilling service as we believe doing so would be cost prohibitive. In May 2003, we decided to market these units for non-drilling uses such as production platforms or accommodation units.

Drilling Contracts

Our contracts to provide drilling services are individually negotiated and vary in their terms and provisions. We obtain most of our contracts through competitive bidding against other contractors. Drilling contracts generally provide for payment on a dayrate basis, with higher rates while the drilling unit is operating and potentially lower rates for periods of mobilization or when drilling operations are interrupted or restricted by equipment breakdowns, adverse environmental conditions or other factors.

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

Historically, most of our drilling contracts have been short-term or on a well-to-well basis. However, we have been able to enter into some longer term contracts. As of February 20, 2007, we had an estimated 3,057 rig days in 2007 and an estimated 836 rig days in later years contracted for under term contracts (as opposed to well-by-well contracts). Included in these estimates are the remaining terms for two contracts we have executed with Pemex Exploration and Production Company (“Pemex”) for rigs THE 206 (854 days) and Platform Rig 3 (433 days) which can be terminated by the customer on five days notice.

Rig Reactivations Against Term Drilling Contracts

We reactivated five of our cold stacked rigs in 2006. In each case, except for THE 153, our rig reactivations were supported by term drilling contracts at dayrates sufficient to recover, over the term of the contract, a substantial portion of our expected operating expenses of performing the contract and the anticipated costs of reactivating the rig.

Reactivations of THE 77, THE 78, and THE 252 were completed in 2006 and the reactivation of THE 153 was completed in January 2007. Rig reactivation expenses for these four rigs totaled $65.9 million as of December 31, 2006. Included in the total for these rigs are $22.3 million in expense to complete THE 77, $12.3 million in expense to complete THE 78 and $12.1 million in expense to complete THE 252. THE 153 had incurred $19.2 million in expense as of December 31, 2006. Delayed completions and cost overruns caused reactivation expenses to be higher than originally anticipated. In addition, Rig 1, a conventional inland barge, incurred reactivation expenses totaling $2.0 million.

In February 2006, we signed a contract to reactivate THE 256, a jackup drilling rig, against a one-year term contract. The cost to reactivate the rig was estimated at $18.6 million. In May 2006, while reactivation work was in progress, THE 256 suffered fire damage. As a result of the fire, the contract was rescinded in July 2006. The damage and repair costs are estimated to be in excess of $20 million for which we have made a claim under our insurance policies. We have also filed a lawsuit against the shipyard to recover the cost of the damages incurred. While we cannot be certain about the amount of recovery from the shipyard, we believe that under our insurance policies we should be able to recover approximately $7 to $11 million, net of our deductible and 30% quota share depending upon whether the rig is determined to be a partial loss or a total constructive loss. The timing of the actual repairs to the rig will be based upon final resolution of our insurance claim and future market demand for reactivation of the rig. As of December 31, 2006, we had incurred $6.5 million of expense related to this reactivation prior to the fire.

Our THE 208 drilling rig, a 200-foot mat-supported cantilevered jackup rig, was constructed in 1980 and has been cold stacked in Trinidad since March, 2002. The rig is currently being transported to a shipyard in Southeast Asia where it will undergo an extensive shipyard reactivation and upgrade which will include conversion from a mechanically driven rig to a conventionally powered SCR rig. While final reactivation and upgrade costs as well as the exact timing for reactivation of THE 208 remain uncertain as we are in the process of finalizing bids from several shipyards, it is anticipated, subject to final award of the drilling contract, that the rig will begin drilling operations under a three-year drilling program in Malaysia by the end of 2007.

We plan to continue our efforts to obtain term contracts with our customers to reactivate and return to service all five of our remaining cold stacked rigs in the U.S. Gulf of Mexico. The willingness of a customer to enter into a rig reactivation term contract with us generally depends, however, on the presence of strong market demand for jackup rigs and, more importantly, on the customer’s expectation that jackup rig dayrates and utilization levels are likely to remain strong or increase during the customer’s upcoming drilling program. Demand for our jackup rigs in the Gulf of Mexico, as measured by the dayrates we are able to charge on new drilling contracts, weakened beginning in the second quarter of 2006 and currently remains slightly lower than the dayrates we charged during the first quarter of 2006. We believe this is primarily attributable to the lower prices for natural gas and to our customers’ uncertainty about the future price of natural gas. Due to this weakened demand, we expect that any further reactivations of our cold stacked jackup rigs will not begin until late 2007 or into 2008. By then, we believe that customers may be more willing to enter into term contracts because the supply of jackup rigs in the Gulf of Mexico may be reduced by previously announced departures of rigs for international waters.

We estimate that approximately $20 to $30 million would be required to return each of our five cold stacked jackup rigs to service for the U.S. Gulf of Mexico. Additionally, if we are able to obtain term contracts with customers, we will reactivate and return to service our remaining cold stacked 2,000 or 3,000 horsepower inland barge rigs. Based upon our historical experience and previous rig reactivation assessments we believe the estimated costs to prepare our inland barge rigs for service would be approximately $10 to $15 million per rig. The amounts we estimate for restoring cold stacked rigs to service are based on our projections of the costs of equipment, supplies and services, which have been rising and are becoming more difficult to project. In order to provide better estimates of the costs that will be incurred to reactivate rigs, we have performed rig reactivation assessment surveys on four of these rigs, THE 254, THE 191, THE 155 and THE 255, in 2006 at an aggregate cost of $9.4 million. In addition to the uncertainty of projecting costs in a time of increasing prices, our estimates of rig reactivation costs are also subject to numerous other variables including further rig deterioration over time, the availability and cost of shipyard facilities, customer specifications, and the actual extent of required repairs and maintenance and optional upgrading of the rigs. The actual amounts we ultimately pay for returning these rigs to service could, therefore, vary substantially from our estimates.

Delta Towing

Delta Towing owns and operates towing vessels and barges used primarily to transport and store equipment and material to support jackup and barge rig drilling operations and also to transport the associated operating personnel. Delta Towing utilizes rig moving tugs, utility barges, service tugs and crewboats in connection with its operations. Although these assets can be deployed for other uses, a significant downturn in oil and gas activity in the transition zone would have a negative impact on Delta Towing’s business that could not be fully offset by deployment of such assets to other markets. As of February 16, 2007, Delta Towing’s operating assets consisted of 42 inland tugs, 19 offshore tugs, 36 crewboats, 30 deck barges, 17 shale barges, four spud barges and one offshore barge. Vessels are generally contracted on a rate per day or rate per hour of service basis pursuant to short-term contracts.

Prior to January 1, 2006, we owned a 25% equity interest in Delta Towing. In January 2006, we purchased the remaining 75% interest in Delta Towing for $1.1 million, including the extinguishment of Delta Towing’s $2.9 million related party note payable held by Edison Chouest Inc. (“Chouest”). For further discussion refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Delta Towing” and Notes 4 and 5 to our consolidated financial statements included in Item 8 of this report.

Customers

No customer accounted for 10% or greater of our operating revenues in 2006. Nonetheless, the loss of any significant customer could, at least in the short term, have a material adverse effect on our results of operations.

Competitors

The shallow water U.S. Gulf of Mexico and U.S. inland marine drilling businesses in which we operate are highly competitive. We believe we are the largest jackup rig contractor in the shallow water U.S. Gulf of Mexico and the largest inland barge contractor in the U.S. Our principal competitor in the inland marine barge drilling business is Parker Drilling Co. In the shallow water U.S. Gulf of Mexico, we compete with numerous industry participants, none of which has a dominant market share. Drilling contracts are traditionally awarded on a competitive bid basis. Pricing is often the primary factor in determining which qualified contractor is awarded a job, although rig availability, safety record, crew quality and technical capability of service and equipment may also be considered. Many of our competitors in the shallow water U.S. Gulf of Mexico have greater financial and other resources than we have and may be better able to make technological improvements to existing equipment or replace equipment that becomes obsolete.

Delta Towing also operates in a very competitive business. Vessels are generally contracted on a rate per day or rate per hour basis and pricing is based on suitability and availability of equipment, which can be very competitive. Most of our competitors are privately held companies.

Regulation

Our operations are affected in varying degrees by governmental laws and regulations. The drilling industry is dependent on demand for services from the oil and gas industry and, accordingly, is also affected by changing tax and other laws relating to the energy business generally. Our operations are affected by requirements of a number of governmental agencies with authority to regulate our marine and onshore activities, including various requirements to develop security plans to address terrorism risks and plans to prevent and respond to releases to the environment.

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

The U.S. Federal Water Pollution Control Act of 1972, commonly referred to as the Clean Water Act, prohibits the discharge of pollutants into the navigable waters of the United States without a permit. The regulations implementing the Clean Water Act require permits to be obtained by an operator before specified exploration activities occur. Offshore facilities must also prepare plans addressing spill prevention control and countermeasures. Challenges arising largely out of foreign invasive species contained in discharges of ballast water resulted in a 2006 court order that vacated, as of September 30, 2008, an exemption from Clean Water Act discharge permit requirements for discharges incidental to normal operation of a vessel. This decision may result in imposition of permit or other requirements on the discharges of ballast water and other vessel wastewaters. Violations of monitoring, reporting and permitting requirements can result in the imposition of civil and criminal penalties.

The U.S. Oil Pollution Act of 1990 (“OPA”) and related regulations impose a variety of requirements on “responsible parties” related to the prevention of oil spills and liability for damages resulting from such spills. Few defenses exist to the liability imposed by OPA, and the liability could be substantial. Failure to comply with ongoing requirements, including those relating to proof of financial responsibility, or inadequate cooperation in the event of a spill could subject a responsible party to civil or criminal enforcement action.

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

Our non-U.S. contract drilling operations are subject to various laws and regulations in countries in which we operate, including laws and regulations relating to the importation of and operation of drilling units, currency conversions and repatriation, oil and gas exploration and development, environmental protection, taxation of offshore earnings and earnings of expatriate personnel, the use of local employees and suppliers by foreign contractors and duties on the importation and exportation of drilling units and other equipment. Governments in some foreign countries have become increasingly active in regulating and controlling the ownership of concessions and companies holding concessions, the exploration for oil and gas and other aspects of the oil and gas industries in their countries. In some areas of the world, this governmental activity has adversely affected the amount of exploration and development work done by major oil and gas companies and may continue to do so. Operations in less developed countries can be subject to legal systems that are not as mature or predictable as those in more developed countries, which can lead to greater uncertainty in legal matters and proceedings.

Although significant capital expenditures may be required to comply with these governmental laws and regulations, such compliance has not materially adversely affected our earnings or competitive position.

Insurance

In October 2006, we extended our principal insurance coverages for property damage, liability and occupational injury and illness for a five month term. Generally, our deductible levels under the hull and machinery policies are 15% of individual insured asset values per occurrence except in the event of a total loss only where the deductible would be zero. An annual limit of $75.0 million and a minimum deductible of $5.0 million per occurrence apply in the event of a windstorm. In an effort to control premium costs, our insurance coverage will continue to cover 70% of our losses in excess of the applicable deductible and we will self insure the remaining 30% of any such losses. The primary marine package also provides coverage for cargo, control of well, seepage, pollution and property in our care, custody and control. Our deductible for this coverage varies between $250,000 and $1.0 million per occurrence depending upon coverage line. In addition to our marine package, we have separate policies providing coverage for general domestic liability, employer’s liability, domestic auto liability and non-owned aircraft liability with $1.0 million deductibles per occurrence. We also have an excess liability policy that extends our coverage to an aggregate of $200.0 million under all of these policies. Our insurance program also includes separate policies that cover certain liabilities in foreign countries where we operate.

The five-month extension did not increase our premium cost, which remained at approximately $15.0 million per annum under these policies, nor did it change our hull and machinery insured value from approximately $1.1 billion. We believe our current insurance coverage, deductibles and the level of risk involved is adequate and reasonable. However, insurance premiums and/or deductibles could be increased or coverages may be unavailable in the future.

Effective March 1, 2007, we renewed our hull and machinery insurance with essentially the same terms and conditions as our previous policy. However, we increased our insured values from $1.1 billion to $1.8 billion and decreased our deductible per occurrence from 15% of insured asset values to 10% of insured asset values except in the event of a total loss in which case the deductible is zero. Total premiums for our new hull and machinery policy are $13.3 million.

Employees

As of December 31, 2006, the Company had approximately 3,030 employees. Approximately 378 (or 12.5%) of the Company’s employees worldwide were working under collective bargaining agreements, approximately 84 of whom were working in Trinidad and 294 of whom were working in Venezuela. The company’s union agreement in Trinidad is in effect through August 31, 2008. The union agreement in Venezuela expired on December 31, 2006. However, the government has refused to start any negotiation with the union until the second quarter of 2007. Until then, the employees continue to work under the terms of the previous union agreement. Efforts have been made from time to time to unionize other portions of our workforce, including workers in the U.S. Gulf of Mexico.

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

Prior to the IPO, we entered into several agreements with Transocean defining the terms of the separation of our business from Transocean’s business. These agreements included a Master Separation Agreement which defined our separate businesses and provided for allocations of responsibilities and rights in connection therewith and a Tax Sharing Agreement which allocated certain rights and responsibilities with respect to pre- and post-IPO taxes.

We were incorporated in Delaware in 1997 as R&B Falcon Corporation and became a wholly-owned subsidiary of Transocean in 2001. Our name was changed to TODCO in preparation for the IPO in December 2002. See Notes 1, 3, 5, and 11 in the accompanying Notes to Consolidated Financial Statements included in Item 8 of this report for further discussion concerning the general development of our business and our separation from Transocean.

Available Information

Our website address is www.theoffshoredrillingcompany.com. We make available on this website, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after we electronically file those reports with, or furnish those reports to, the Securities and Exchange Commission (“SEC”). We make our website content available for information purposes only. It should not be relied upon for investment purposes, nor is it incorporated by reference in this Form 10-K. The SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us.

Our website also includes our Corporate Governance Guidelines, our Code of Business Conduct and Ethics and the charters for the Audit Committee, the Executive Compensation Committee and the Corporate Governance Committee of our Board of Directors. Each of these documents is also available in print to any stockholder who requests a copy by addressing a request to our executive offices located at 2000 W. Sam Houston Parkway South, Suite 800, Houston, Texas 77042, Attention: Corporate Secretary. Our telephone number is (713) 278-6000.

Item 1A.	Risk Factors

Our business, financial condition, results of operations and the trading prices of our securities can be materially and adversely affected by many events and conditions including the following:

Risks Related to Our Business

Our business depends primarily on the level of activity in the oil and gas industry in the U.S. Gulf Coast, which is significantly affected by often volatile oil and natural gas prices.

Our business depends on the level of activity in oil and gas exploration, development and production primarily in the U.S. Gulf Coast (our term for the U.S. Gulf of Mexico shallow water and inland marine region). Oil and natural gas prices and our customers’ expectations of potential changes in these prices significantly affect this level of activity. In particular, as the price of natural gas has decreased, we have recently experienced a weakened demand for our services because we primarily drill in the U.S. Gulf Coast where the focus of drilling has tended to be on the search for natural gas. Oil and natural gas prices are extremely volatile and are affected by numerous factors, including the following:

•	the demand for oil and natural gas in the United States and elsewhere,

•	economic conditions in the United States and elsewhere,

•	weather conditions in the United States and elsewhere,

•	advances in exploration, development and production technology,

•	the ability of the Organization of Petroleum Exporting Countries, commonly called “OPEC,” to set and maintain production levels and pricing,

•	the level of production in non-OPEC countries,

•	the policies of various governments regarding exploration and development of their oil and gas reserves, and

•	the worldwide military and political environment, including uncertainty or instability resulting from an escalation or additional outbreak of armed hostilities or other crises in the Middle East or the geographic areas in which we operate or further acts of terrorism in the United States, or elsewhere.

Depending on the market prices of oil and natural gas, companies exploring for oil and gas may cancel or curtail their drilling programs, thereby reducing demand for drilling services. In the U.S. Gulf Coast, drilling contracts are generally short-term, and oil and gas companies tend to respond quickly to upward or downward changes in oil and natural gas prices. Any reduction in the demand for drilling services may materially erode dayrates and utilization rates for our rigs and adversely affect our financial results.

The U.S. Gulf Coast is a mature oil and gas production region that has experienced substantial seismic survey and exploration activity for many years. Because a large number of oil and gas prospects in this region have already been drilled, additional prospects of sufficient size and quality could be more difficult to identify. In addition, oil and gas companies may be unable to obtain financing necessary to drill prospects in this region. This could result in reduced drilling activity in the U.S. Gulf Coast region. We expect demand for our drilling services in this area to continue to fluctuate with the cycles of reduced and increased overall domestic rig demand, and demand at similar points in future cycles could be lower than levels experienced in past cycles.

Our industry is highly cyclical, and our results of operations may be volatile.

Our industry is highly cyclical, with periods of high demand and high dayrates followed by periods of low demand and low dayrates. Periods of low rig demand intensify the competition in the industry and often result in rigs being idle for long periods of time. We may be required to idle rigs or enter into contracts at lower rates in response to market conditions in the future. Due to the short-term nature of most of our drilling contracts, changes in market conditions can quickly affect our business. As a result of the cyclical nature of our industry, our results of operations have been volatile, and we expect this volatility to continue.

Our industry is highly competitive, with intense price competition.

The shallow water U.S. Gulf of Mexico and inland marine drilling businesses in which we operate are highly competitive. Drilling contracts are traditionally awarded on a competitive bid basis. Pricing is often the primary factor in determining which qualified contractor is awarded a job. The competitive environment has intensified as recent mergers among oil and gas companies have reduced the number of available customers. Many other offshore drilling companies are larger than we are and have more diverse fleets, or fleets with generally higher specifications, and greater resources than we have. This allows them to better withstand industry downturns, better compete on the basis of price and build new rigs or acquire existing rigs, all of which could affect our revenues and profitability. We believe that competition for drilling contracts will continue to be intense in the foreseeable future.

The increase in the number of rigs in the Gulf of Mexico could create an excess supply of jackup rigs in this area and adversely affect utilization rates and dayrates for our rigs.

If, as a result of improved industry conditions in the Gulf of Mexico, inactive rigs that are currently not being marketed continue to be reactivated, jackup rigs or other mobile offshore drilling units are moved into the U.S. Gulf Coast from other regions or increased rig construction or rig upgrade programs by our competitors continue, a significant increase in the supply of jackups in the Gulf of Mexico could occur. Some of our competitors and speculators have ordered new jackup drilling rigs. We believe there are currently 66 jackup rigs on order with delivery dates ranging from 2007 to 2010. Most of the rigs on order are premium, cantilevered drilling units with 350 to 400 foot water depth capability. This trend of new jackup construction or other increases in the supply of jackup or other mobile offshore drilling units could curtail a further strengthening of utilization rates and dayrates, or reduce them.

Rig upgrade, refurbishment, repair and reactivation projects are subject to risks, including delays and cost overruns, which could have an adverse impact on our available cash resources and results of operations.

We make significant upgrade, refurbishment and repair expenditures for our fleet from time to time, particularly in light of the aging nature of our rigs. Some of these expenditures are unplanned. All of these projects may be subject to the risks of delay or cost overruns, including cost overruns or delays resulting from the following:

•	unexpectedly long delivery times for, or shortages of, key equipment and materials,

•	shortages of skilled labor and other shipyard personnel necessary to perform the work,

•	unforeseen increases in the cost of equipment, labor and raw materials, particularly steel,

•	unforeseen design or engineering problems,

•	unanticipated actual or purported change orders,

•	disputes with shipyards and suppliers,

•	work stoppages,

•	financial or other difficulties at shipyards,

•	adverse weather conditions, and

•	inability to obtain required permits or approvals.

Significant cost overruns or delays could materially affect our financial condition and results of operations. Additionally, capital expenditures for rig upgrade, refurbishment and reactivation projects could materially exceed our planned capital expenditures. Moreover, our rigs undergoing upgrade, refurbishment and reactivation may not earn a dayrate during the period they are out of service.

Our ability to move our rigs to other regions is limited.

Most jackup and submersible rigs can be moved from one region to another, and in this sense the marine contract drilling market is a global market. Nevertheless, the demand/supply balance for jackup and submersible rigs may vary somewhat from region to region. This is because the cost of moving a rig is significant and there is limited availability of rig-moving vessels. Additionally, some rigs are designed to work in specific regions, in certain water depths or over certain types of seafloor conditions. Significant variations between regions tend not to exist on a long-term basis due to the ability to move rigs. However, because many of our rigs were designed for drilling in the U.S. Gulf Coast, our ability to move our rigs to other regions in response to changes in market conditions is limited.

Our jackup rigs are at a relative disadvantage to higher specification rigs.

Many of our competitors have jackup fleets with generally higher specification rigs than those in our jackup fleet. Particularly during market downturns when there is decreased rig demand, higher specification jackups and other rigs may be more likely to obtain contracts than lower specification jackups. As a result, our lower specification jackups have in the past been stacked earlier in the cycle of decreased rig demand than most of our competitors’ jackups and have been reactivated later in the cycle. This pattern has adversely impacted our business and could be repeated. In addition, higher specification rigs have greater flexibility to move to areas of demand in response to changes in market conditions. Furthermore, in recent years, an increasing amount of exploration and production expenditures have been concentrated in deep water drilling programs and deeper formations, including deep gas prospects, requiring higher specification jackups, semi-submersible drilling rigs or drillships. This trend is expected to continue and could result in a decline in demand for lower specification jackup rigs like ours.

Our business involves numerous operating hazards, and we are not fully insured against all of them.

Our operations are subject to the usual hazards inherent in the drilling of oil and gas wells, such as blowouts, reservoir damage, loss of production, loss of well control, punchthroughs, craterings, fires and pollution. The occurrence of these events could result in the suspension of drilling operations, claims by the operator, damage to or destruction of the equipment involved and injury or death to rig personnel. We may also be subject to personal injury and other claims of rig personnel as a result of our drilling operations. Operations also may be suspended because of machinery breakdowns, abnormal drilling conditions, failure of subcontractors to perform or supply goods or services and personnel shortages. In addition, offshore and inland marine drilling operators are subject to perils peculiar to marine operations, including capsizing, grounding, collision and loss or damage from severe weather. Damage to the environment could also result from our operations, particularly through oil spillage or extensive uncontrolled fires. We may also be subject to property, environmental and other damage claims by the government, oil and gas companies and other private parties. Our insurance policies and contractual rights to indemnity may not adequately cover losses, and we may not have insurance coverage or rights to indemnity for all risks. Moreover, pollution and environmental risks generally are not totally insurable.

In October 2006, we extended our principal insurance coverages for property damage, liability and occupational injury and illness for a five month term. The five-month extension did not increase our premium cost, which remained at approximately $15.0 million per annum under these policies, nor did it change our hull and machinery insured value from approximately $1.1 billion. Our insurance continues to cover 70% of our losses over the applicable deductibles and we self insure the remaining 30% of such losses. In the future, we may experience significant premium increases or we may be required to reduce the percentage of our losses that would be covered by insurance.

Effective March 1, 2007, we renewed our hull and machinery insurance with essentially the same terms and conditions as our previous policy. However, we increased our insured values from $1.1 billion to $1.8 billion and decreased our deductible per occurrence from 15% of insured asset values to 10% of insured asset values except in the event of a total loss in which case the deductible is zero. Total premiums for our new hull and machinery policy are $13.3 million.

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

Loss of key members of our management team could hurt our operations.

Our success is to a considerable degree dependent on the services of key members of our management team, including Jan Rask, our President and Chief Executive Officer. The loss of any key member of our management team could adversely affect our results of operations.

Unionization efforts could increase our costs or limit our flexibility.

A small percentage of our employees worldwide work under collective bargaining agreements, all of whom work in Venezuela and Trinidad. Efforts have been made from time to time to unionize other portions of our workforce, including workers in the Gulf of Mexico. Any such unionization could increase our costs and limit our flexibility.

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

Our non-U.S. operations involve additional risks not associated with our U.S. operations.

We operate in regions that may expose us to political and other uncertainties, including risks of:

•	terrorist acts, war and civil disturbances,

•	expropriation or nationalization of property and equipment,

•	the inability to repatriate income or capital, and

•	foreign currency devaluations and the inability to convert foreign currency into U.S. dollars.

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

Our non-U.S. contract drilling operations are subject to various laws and regulations in countries in which we operate, including, but not limited to, laws and regulations relating to the equipment and operation of drilling units, currency conversions and repatriation, oil and gas exploration and development, taxation of offshore earnings and earnings of expatriate personnel, the use of local employees and suppliers by foreign contractors and duties on the importation and exportation of drilling rigs and other equipment. Governments in some foreign countries have become increasingly active in regulating and controlling the ownership of concessions and companies holding concessions, the exploration for oil and gas and other aspects of the oil and gas industries in their countries. In some areas of the world, this governmental activity has adversely affected the amount of exploration and development work done by major oil and gas companies and may continue to do so. Operations in less developed countries can be subject to legal systems which are not as mature or predictable as those in more developed countries, which can lead to greater uncertainty in legal matters and proceedings.

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

Risks Related to Our Tax Sharing Agreement

Our tax sharing agreement with Transocean could require substantial payments by us if an event occurs that accelerates the utilization or deemed utilization of pre-IPO tax benefits or an event could occur that may delay the utilization of the pre-IPO tax benefits.

We and Transocean, our former parent corporation, are parties to a tax sharing agreement that was originally entered into in connection with our February 2004 IPO. The tax sharing agreement was amended and restated in November 2006 in a negotiated settlement of certain disputes between Transocean and us over the terms of the original tax sharing agreement. The tax sharing agreement may require us to make substantial payments to Transocean. For example, the agreement provides that we must pay Transocean for substantially all pre-IPO tax benefits utilized or deemed to have been utilized subsequent to the IPO. It also provides that if any person other than Transocean or its subsidiaries becomes the beneficial owner of greater than 50% of the total voting power of our outstanding voting stock, we will be deemed to have utilized all of the pre-IPO tax benefits, and we will be required to pay Transocean an amount for the deemed utilization of these tax benefits adjusted by a specified discount factor. This payment is required even if we are unable to utilize the pre-IPO tax benefits. As of December 31, 2006, we had approximately $195 million of estimated pre-IPO income tax benefits subject to the obligation to reimburse Transocean. If an acquisition of beneficial ownership had occurred on December 31, 2006, the estimated amount we would have been required to pay Transocean would have been approximately $137 million, or 70% of the pre-IPO tax benefits at December 31, 2006. As of January 1, 2007, we will be required, under the terms of the Amended and Restated Tax Sharing Agreement, to pay Transocean 80% of the pre-IPO tax benefits if an acquisition of beneficial ownership occurs. Our requirement to make this payment could have the effect of delaying or preventing a change of control. Our obligation to make a potentially substantial payment to Transocean may deter transactions that would trigger a payment under the tax sharing agreement, such as a merger in which we are not the surviving company or a merger in which more than 50% of the aggregate voting power of our stock becomes owned by a single person or group of related persons. Even if we complete such a transaction, our obligation to make a substantial payment to Transocean could result in a lower economic benefit of such a transaction to our other stockholders than those stockholders could have received if we had not entered into the tax sharing agreement. We are also obligated to make certain other payments to Transocean under the tax sharing agreement. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Transactions with Former Parent — Tax Sharing Agreement”.

Furthermore, even though Transocean no longer owns any shares of our common stock, the tax sharing agreement provides that Transocean will continue to have substantial control over our filing of tax returns so long as there remains a present or potential obligation for us to pay Transocean for pre-IPO tax benefits. See Note 11 to our consolidated financial statements for the period ended December 31, 2006 included in Item 8 of this report and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Transactions with Former Parent — Tax Sharing Agreement”.

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

Although we recognized net income of $183.6 million and $59.4 million for the years ended December 31, 2006 and 2005, respectively, our net loss was $28.8 million for the year ended December 31, 2004, and we could incur substantial losses during future cyclical downturns in our industry. During cyclical downturns in our industry, we may need additional financing in order to satisfy our cash requirements. If we are not able to obtain financing in sufficient amounts and on acceptable terms, we may be required to reduce our business activities, seek financing on unfavorable terms or pursue a business combination with another company.

We have no plans to pay regular dividends on our common stock, so stockholders may not receive funds without selling their common stock.

We have no plans to pay regular dividends on our common stock. We generally intend to invest our future earnings, if any, to fund our growth. Any payment of future dividends will be at the discretion of our board of directors and will depend on, among other things, our earnings, financial condition, capital requirements, level of indebtedness, statutory and contractual restrictions applying to the payment of dividends, and other considerations that our board of directors deems relevant. Our credit facility also includes limitations on our payment of dividends. In 2005, due to favorable business conditions, our unrestricted cash balances grew to levels that exceeded our foreseeable needs for cash held for reinvestment and unknown contingencies. We secured the approval of our lenders and our board of directors declared a special cash dividend of $1.00 per share that was paid in 2005. This special cash dividend is not indicative of a change in our basic dividend policy nor does it guarantee that any future dividends will be paid. Accordingly, investors may have to sell some or all of their common stock in order to generate cash flow from their investment. Investors may not receive a gain on their investment when they sell our common stock and may lose the entire amount of the investment.

Our rights agreement and provisions in our charter documents may inhibit a takeover, which could adversely affect the value of our common stock.

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

We maintain our principal executive offices in Houston, Texas and have operational offices in Houma, Louisiana; Maturin, Venezuela; La Romaine, Trinidad; Luanda, Angola; Rio de Janeiro, Brazil; and Ciudad del Carmen, Mexico. We also have warehouse and yard facilities in Houma, Louisiana, La Romaine, Trinidad and Maturin, Venezuela. We lease all of these facilities, except for the warehouse and yard facilities in Maturin, Venezuela.

Item 3.	Legal Proceedings

TODCO vs. Transocean Inc. and Transocean Holdings Inc..  We were engaged in an arbitration proceeding against our former parent corporation, Transocean Inc. (NYSE: RIG) and its subsidiary, Transocean Holdings Inc. (collectively, “Transocean”), over disputes arising out of the Tax Sharing Agreement that we entered into with Transocean in connection with our initial public offering in 2004. A negotiated settlement of that dispute was reached on November 27, 2006. As a result of the settlement, we and Transocean executed an Amended and Restated Tax Sharing Agreement reflecting the terms of the settlement. For more information concerning this dispute and its negotiated settlement see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Transactions with Former Parent — Tax Sharing Agreement”.

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

Robert E. Aaron et al. vs. Phillips 66 Company et al. Circuit Court, Second Judicial District, Jones County, Mississippi.  This is the case name used to refer to several cases filed in the Circuit Courts of the State of Mississippi involving 768 persons that alleged personal injury arising out of asbestos exposure in the course of their employment by the defendants between 1965 and 2002. The complaints named as defendants, among others, certain of our subsidiaries and certain of Transocean’s subsidiaries to whom we may owe indemnity and other unaffiliated defendant companies, including companies that allegedly manufactured drilling related products containing asbestos that are the subject of the complaints. The number of unaffiliated defendant companies involved in each complaint ranged from approximately 20 to 70. The complaints allege that the defendant drilling contractors used asbestos-containing products in offshore drilling operations, land based drilling operations and in drilling structures, drilling rigs, vessels and other equipment and assert claims based on, among other things, negligence and strict liability, and claims authorized under the Jones Act. The plaintiffs seek, among other things, awards of unspecified compensatory and punitive damages. All of these cases were assigned to a special master who approved a form of questionnaire to be completed by plaintiffs so that claims made would be properly served against specific defendants. As of the date of this report, approximately 699 questionnaires were returned and the remaining plaintiffs, who did not submit a questionnaire reply, have had their suits dismissed without prejudice. Of the respondents, approximately 103 shared periods of employment by Transocean and us which could lead to claims against either company, even though many of these plaintiffs did not state in their questionnaire answers that the employment actually involved exposure to asbestos. After providing the questionnaire, each plaintiff was further required to file a separate and individual amended complaint naming only those defendants against whom they had a direct claim as identified in the questionnaire answers. Defendants not identified in the amended complaints were dismissed from the plaintiffs’ litigation. To date, three plaintiffs named us as a defendant in their amended complaints. It is possible that some of the plaintiffs who have filed amended complaints and have not named us as a defendant may attempt to add us as a defendant in the future when case discovery begins and greater attention is given to each individual plaintiff’s employment background. We continue to monitor a small group of these other cases. We have not determined which entity would be responsible for such claims under the Master Separation Agreement between Transocean and us. We have not yet had an opportunity to conduct any additional discovery to verify the number of plaintiffs, if any, that were employed by our subsidiaries or Transocean’s subsidiaries or otherwise have any connection with our or Transocean’s drilling operations. We intend to defend ourselves vigorously and, based on the limited information available at this time, we do not expect the ultimate outcome of these lawsuits to have a material adverse effect on our consolidated results of operations, financial position or cash flows.

Under a master separation agreement entered into in connection with our IPO, Transocean has agreed to indemnify us for any losses we incur as a result of the legal proceedings described in the following paragraph.

In December 2002, we received an assessment for corporate income taxes from SENIAT, the national Venezuelan tax authority, of approximately $20.7 million (based on current exchange rates and inclusive of penalties) relating to calendar years 1998 through 2000. In March 2003, we paid approximately $2.6 million of the assessment, plus approximately $0.3 million in interest, and are contesting the remainder of the assessment. After we made the partial assessment payment, we received a revised assessment in September 2003 of approximately $16.7 million (based on current exchange rates and inclusive of penalties). Thereafter, we filed an administrative tax appeal with SENIAT and the tax authority rendered a decision that reduced the tax assessment to $8.1 million based on the current exchange rates at the time of the decision). We then initiated a judicial tax court appeal with the Venezuelan Tax Court to set aside the $8.1 million administrative tax assessment. We do not expect the ultimate resolution of this assessment to have an impact on our consolidated results of operations, financial condition or cash flows.

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

None during the fourth quarter of 2006.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed on the New York Stock Exchange (“NYSE”) under the symbol “THE.” As required by the listed company rules of the NYSE, our Chief Executive Officer certified to the NYSE on May 16, 2006, that he was not aware of any violation by TODCO of NYSE corporate governance listing standards as of that date.

On May 9, 2006, our stockholders approved certain amendments to the TODCO Third Amended and Restated Certificate of Incorporation that included the elimination of the Class B common stock. As a result, we now only have one class of our common stock. As of February 26, 2007, there were approximately 268 holders of record of our common stock. We have presented in the table below, for the periods indicated, the reported high and low sales prices for our common stock on the NYSE.

	Common Stock of Our Price per Share
Calendar Period	High	Low

2006
Fourth Quarter	$40.91	$30.05
Third Quarter	41.00	31.81
Second Quarter	53.86	33.00
First Quarter	47.20	32.40
2005
Fourth Quarter	$49.75	$35.53
Third Quarter	43.03	25.85
Second Quarter	27.45	19.67
First Quarter	28.55	16.84

On February 21, 2007, the last reported sales price of our common stock was $33.03 per share.

Issuer Purchases of Equity Securities

In August 2006, our Board of Directors authorized the repurchase of up to $150.0 million of our common stock. We repurchased and retired $150.0 million of our common stock, which amounted to 4.2 million shares at an average price of $35.55 per share. The repurchase was funded with existing cash balances. Total consideration of $150.2 million paid to repurchase the shares and the related brokerage commissions was recorded in stockholders’ equity as a reduction in common stock and additional paid-in capital. Currently, we have no further plans nor authorization to repurchase additional company stock.

We sometimes accept the surrender of shares of our common stock to offset tax withholding obligations in connection with the vesting of restricted stock issued to employees under our stockholder-approved long-term incentive plans. The following table sets forth information concerning these surrenders of our common stock for the periods indicated in 2006:

(d)
			(c)	Maximum Number (or
			Total	Approximate Dollar
			Number of Shares	Value) of Shares
	(a)	(b)	Purchased as Part	(or Units) that
	Total	Average	of Publicly	May Yet Be
	Number of Shares	Price	Announced Plans or	Purchased Under the
Period	Purchased(1)	Paid per Share(1)	Programs	Plans or Programs

February 2006	25,744	$42.07	NA	NA

(1)	Based upon the closing price of our common stock on the New York Stock Exchange on the date of surrender.

Common Stock Dividends

We have no plans to pay regular dividends on our common stock. We generally intend to invest our future earnings, if any, to fund our growth. Subject to Delaware law, any payment of future dividends will be at the discretion of our board of directors and will depend on, among other things, our earnings, financial condition, capital requirements, level of indebtedness, statutory and contractual restrictions applying to the payment of dividends, and other considerations that our board of directors deems relevant. Our credit facility also includes limitations on our payment of dividends. However, during 2005, due to favorable business conditions, our unrestricted cash balances grew to levels that exceeded our foreseeable needs for cash held for reinvestment and unknown contingencies. After we secured the approval of our lenders, our board of directors declared a special cash dividend of $1.00 per share, totaling $61.2 million, which was paid in August 2005. This special cash dividend is not indicative of a change in our basic dividend policy nor does it guarantee that any future dividends will be paid. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Sources of Liquidity and Capital Expenditures.”

Performance Graph

The chart below presents a comparison of the cumulative total return, assuming $100 invested on February 5, 2004 (the date the Common Stock first became publicly traded) through December 31, 2006, and the reinvestment of dividends, if any, for the Common Stock, the Standard & Poor’s 500 Index and the Philadelphia Stock Exchange Oil Service Sector Index.

THE S&P 500 OSX February 5, 2004 $ 100.00 $ 100.00 $ 100.00 December 31, 2004 153.50 107.58 123.09 December 31, 2005 327.68 110.81 180.89 December 31, 2006 294.19 125.90 198.53 2/5/2004 $ 12.00 $ 1,126.52 $ 100.69 12/31/2004 18.42 1,211.92 123.94 8/25/2005 30.16 12/30/2005 38.06 1,248.29 182.14 12/29/2006 34.17 1,418.30 199.90 Dividend on 8/25/05 $ 1.00 per share

The Philadelphia Stock Exchange Oil Service Sector Index (OSX) is a price-weighted index composed of 15 companies that provide oil drilling and production services, oil field equipment, support services and geophysical/reservoir services.

Item 6.	Selected Financial Data

The following table sets forth selected financial information for our company. The financial information for the years ended December 31, 2006, 2005 and 2004, and as of December 31, 2006 and 2005, has been derived from our audited financial statements included elsewhere in this report. The financial information for the years ended December 31, 2003 and 2002, and as of December 31, 2004, 2003 and 2002 has been derived from our audited financial statements not included in this report.

The following selected historical financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes included in Item 8 of this report.

	Years Ended December 31,
	2002		2003		2004(f)		2005(f)	2006(f)

Historical Statement of Operations Data:
Operating revenues	$187.8		$227.7		$351.4		$534.2	$912.1
Operating and maintenance expense	185.7		227.4		259.7		323.2	510.2
Earnings (loss) from continuing operations before cumulative effect of a change in accounting principle	(529.1	)(a)	(222.0	)(b)	(28.8	)(c)	59.4	183.5(d	)
Earnings (loss) from continuing operations before cumulative effect of a change in accounting principle:
Basic	$(43.57)		$(18.28)		$(0.52)		$0.98	$3.06
Diluted	$(43.57)		$(18.28)		$(0.52)		$0.97	$3.04
Weighted average common shares outstanding:
Basic	12.1		12.1		55.6		60.7	60.1
Diluted	12.1		12.1		55.6		61.4	60.5
Cash dividends paid:
Total	$—		$—		$—		$61.2	$—
Per common share	$—		$—		$—		$1.00	$—

	As of December 31,
	2002	2003	2004	2005	2006
	(In millions)

Balance Sheet Data:
Total assets	$2,227.2	$778.2	$761.4	$825.0	$889.2
Long-term debt and redeemable preferred shares(e)	40.7	26.8	25.4	17.0	16.4
Long-term debt — related party(e)	1,080.1	525.0	3.0	2.9	—
Total stockholders’ equity	561.9	137.7	480.6	495.5	563.9

(a)	Included in 2002 are a $17.5 million impairment loss on long-lived assets, a $381.9 million goodwill impairment and a $18.8 million loss on retirement of debt.

(b)	Included in 2003 are an $11.3 million impairment loss on long-lived assets, a $21.3 million impairment loss on a note receivable from an unconsolidated joint venture and a $79.5 million loss on retirement of debt.

(c)	Included in 2004 are a $2.8 million impairment loss on long-lived assets and a $1.9 million loss on retirement of debt.

(d)	Included in 2006 is a $0.4 million impairment loss on long-lived assets.

(e)	Includes current portion.

(f)	Our consolidated results of operations for the years ended December 31, 2005 and December 31, 2004 reflect the consolidation of our ownership interest in Delta Towing effective December 31, 2003 in accordance with Financial Accounting Standards Board Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51 (“FIN 46”). Accordingly, our results for 2004 and 2005 include revenues and expenses for Delta Towing. Prior to the adoption of FIN 46, we recorded our 25% interest in the results of Delta Towing as equity in income (loss) of joint venture. In January 2006, we purchased the remaining 75% interest in Delta Towing. Our 2006 results reflect the consolidation of Delta Towing as a wholly-owned subsidiary.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview of Our Business

We are a leading provider of contract oil and gas drilling services, primarily in the U.S. Gulf Coast. We provide these services primarily to independent oil and gas companies, but we also service major international and government-controlled oil and gas companies. Our customers in the U.S. Gulf Coast typically focus on drilling for natural gas.

We provide contract oil and gas drilling and other support services and report the results of our operations in four business segments which, for our contract drilling services, correspond to the principal geographic regions in which we operate:

•	U.S. Gulf of Mexico Segment — We currently operate 18 jackup and three submersible rigs in the shallow water U.S. Gulf of Mexico which begins at the outer limit of the transition zone and extends to water depths of about 350 feet. Our jackup rigs in this segment consist of independent leg cantilever type units, mat-supported cantilever type rigs and mat-supported slot type jackup rigs that can operate in water depths up to 250 feet.

•	U.S. Inland Barge Segment — Our barge rig fleet currently consists of 12 conventional and 15 posted barge rigs. These units operate in marshes, rivers, lakes and shallow bay or coastal waterways that are known as the “transition zone”. This area along the U.S. Gulf Coast, where jackup rigs are unable to operate, is the world’s largest market for this type of equipment.

•	International and Other Segment — Our other operations are currently conducted in Angola, Brazil, Mexico, Trinidad, the United States and Venezuela. We operate one jackup rig in Angola and one jackup rig in Brazil. In Mexico, we have two jackup rigs and a platform rig. We have one jackup rig and a land rig in Trinidad, two land rigs in the United States and six land rigs in Venezuela. An additional jackup rig is currently being towed to a shipyard in Southeast Asia for reactivation. We may pursue selected opportunities in other international areas from time to time.

•	Delta Towing Segment — During 2005, we had a 25% interest in Delta Towing, a joint venture that operates a fleet of 42 inland tugs, 19 offshore tugs, 36 crewboats, 30 deck barges, 17 shale barges, four spud barges and one offshore barge along the U.S. Gulf Coast and in the U.S. Gulf of Mexico. In January 2006, we purchased the remaining 75% interest owned by Chouest. See Note 4 to our consolidated financial statements included in Item 8 of this report.

Our operating revenues for our drilling segments are based on dayrates received for our drilling services and the number of operating days during the relevant periods. The level of our operating revenues depends on dayrates, which in turn are primarily a function of industry supply and demand for drilling rigs in the business segments in which we operate. Supply and demand for drilling rigs in the U.S. Gulf Coast, which is our primary operating region, has historically been volatile. During periods of high demand, our rigs typically achieve higher utilization and dayrates than during periods of low demand. Delta Towing revenues are generally contracted on a rate per day or rate per hour of service basis pursuant to short-term contracts.

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

Current Conditions and Outlook

Demand for our U.S. Gulf of Mexico jackup and submersible drilling services and U.S. inland barge drilling services both began to improve in the third quarter of 2003 and continued to improve through May 2006 with respect to the U.S. Gulf of Mexico jackup and submersible fleet, and through the end of 2006 with respect to the U.S. inland barge fleet. As shown in the table below, which sets forth the average rig revenue per day and utilization, from the fourth quarter of 2005 through the fourth quarter of 2006 our average revenue per day for U.S. Gulf of Mexico jackups and submersibles improved by 60%. During the same period, our average revenue per day for U.S. inland barges improved by 45% and our average revenue per day for our International and Other segment improved by 19%.

Beginning in June 2006, however, we began to experience weakening demand in the U.S. Gulf of Mexico for jackups, as evidenced by a decline in the dayrates we have been able to obtain under new drilling contracts for our jackup and submersible drilling rigs. Consequently, the average rig revenue per day we received for U.S. Gulf of Mexico jackup and submersible rigs remained the same from the second quarter to the third quarter of 2006, but then declined in the fourth quarter for the first time in the previous thirteen quarters. Softening demand also adversely affected our ability to obtain term contracts (as opposed to well-by-well contracts) for our jackup and submersible rigs operating in the U.S. Gulf Coast. Our total rig days in backlog under term contracts decreased from 6,135 rig days at February 20, 2006, to 3,893 days rig days at February  20, 2007, or a 37% decrease. We believe this weakened demand is principally attributable to reduced prices for natural gas in the Gulf of Mexico and to customer uncertainty regarding future prices of natural gas. These factors, we believe, strongly influence the drilling activity of our customers who are predominantly independent oil and gas companies that sometimes delay or curtail their drilling activities to manage their cash flow.

Demand for our barge rigs has shown signs of weakening as evidenced by a flattening of the average utilization rate for our barge rigs in early 2007 compared to the fourth quarter of 2006. While we have not experienced any decline in dayrates for barge rigs thus far in 2007, dayrates may decline if utilization rates remain the same or decrease.

As of February 20, 2007, 12 of our 16 marketed jackup and submersible rigs in the U.S. Gulf of Mexico were operating with dayrates ranging from $61,200 to $126,100. Dayrates for single well and prompt starting date contracts were at the lower end of this range, or approximately, $61,200 to $101,200 per day. As of February 20, 2007, 16 of our 17 marketed inland barges were operating with dayrates ranging from $29,700 to $62,100.

The following table shows our average rig revenue per day and utilization for the quarterly periods ended on or prior to December 31, 2006 with respect to each of our three drilling segments. Average rig revenue per day is defined as operating revenue earned per revenue earning day in the period. Utilization in the table below is defined as the total actual number of revenue earning days in the period as a percentage of the total number of calendar days in the period for all drilling rigs in our fleet.

	Three Months Ended
	December 31,	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,	September 30,	December 31,
	2004	2005	2005	2005	2005	2006	2006	2006	2006

Average Rig Revenue Per Day:
U.S. Gulf of Mexico Jackups and Submersibles	$39,900	$44,600	$51,000	$56,700	$60,800	$78,700	$104,100	$104,100	$97,100
U.S. Inland Barges	23,000	25,000	27,800	29,600	30,800	33,700	37,200	42,900	44,800
International and Other	29,400	28,400	33,900	31,300	37,100	45,700	43,200	42,100	44,100
Utilization:
U.S. Gulf of Mexico Jackups and Submersibles	56%	56%	56%	56%	51%	50%	53%	56%	65%
U.S. Inland Barges	46%	46%	51%	53%	55%	60%	61%	62%	60%
International and Other	39%	56%	55%	56%	63%	67%	71%	70%	75%

Our customers in the U.S. Gulf Coast typically focus on drilling for natural gas. Although U.S. natural gas prices have generally declined since late 2005, prices nevertheless remain relatively high compared to historical levels. The rolling twelve-month average price of natural gas has increased from $2.11 in January 1994 to $6.74 in December 2006. However, the twelve-month average price of natural gas for 2006 was $6.74 as compared to $8.89 for 2005.

We believe there are currently 66 jackup rigs on order with delivery dates ranging from 2007 to 2010. Most of the rigs on order are premium, cantilevered drilling units with 350 to 400 foot water depth capability. This trend of new jackup construction, principally on speculation, could result in the creation of a worldwide oversupply of jackup rigs. This could ultimately cause dayrates and utilization percentages to decline. However, the worldwide jackup fleet is aging and will need to be replaced at some point. Currently, the average age worldwide is approximately 24 years old. In addition, attrition continues and was recently accelerated in 2005 when the U.S. Gulf of Mexico experienced two major hurricanes, which destroyed or significantly damaged nine jackup drilling rigs.

Greater demand for jackup rigs in international areas over the last three years has reduced the overall supply of jackups in the U.S. Gulf of Mexico. This has created a more favorable supply environment for the remaining jackups, including ours, which has contributed to increased jackup utilization and dayrates in prior periods. As of February 2007, there are six jackup rigs that have announced departures for international contracts during the first and second quarters of 2007. This is expected to further tighten the jackup rig supply in the U.S. Gulf of Mexico.

In the past, we were awarded contracts with PEMEX for two of our jackup rigs and a platform rig. THE 206 is currently operating under a 615-day contract at dayrates of approximately $64,000 which became effective in late October 2005. A new two-year contract will commence in late June 2007, following the completion of the current drilling contract, at a dayrate of approximately $112,500. Currently, THE 205, our other jackup rig, is undergoing repairs in Mexico and is anticipated to return to work for PEMEX in the second quarter of 2007 under a new two-year contract. The contract for Platform Rig 3 is 1,289 days in duration and began operating in December 2004 at a contract dayrate of approximately $29,000. Each of the contracts can be terminated by PEMEX on five days notice, subject to certain conditions.

Rig Reactivations

Since December 31, 2004, we have commenced or completed the reactivation of nine drilling rigs, consisting of four jackup rigs, two submersible rigs and three barge rigs. For additional information concerning each of our completed and pending rig reactivations and the related term contract, please see “Business — Rig Reactivations Against Term Drilling Contracts.” Approximately $5.0 million was capitalized and $12.2 million was charged to operating and maintenance expense in connection with rig reactivations in 2005. During 2006, approximately $73.0 million was charged to operating and maintenance expense and an additional $16.4 million was capitalized in connection with rig reactivations.

We plan to continue our efforts to obtain term contracts with customers to reactivate and return to service all five of our remaining cold stacked U.S. Gulf of Mexico jackup rigs. We also plan to continue seeking term contracts with customers to reactivate and return to service our remaining cold stacked 2,000 or 3,000 horsepower inland barge rigs. Due to recent market softness, we currently expect that our reactivation program may be further delayed into late 2007 or into 2008. We estimate that once commenced, these rig reactivations will take four to five months to complete and that the cost will be $10.0 million to $15.0 million for each inland barge rig and seven to eight months to complete and $20.0 million to $30.0 million for each jackup rig. We expect that we may reactivate or commit to reactivate additional cold stacked rigs in 2007, but only if we are able to obtain suitable term contracts on the reactivated rig or if we are confident that we will be able to do so in view of then favorable market conditions.

In the second quarter 2006, we mobilized two land rigs from Venezuela to the United States for the purpose of reactivating the rigs. As of December 31, 2006, we have incurred expenses totaling $2.8 million and we expect to incur approximately $2.0 million in expenses during the first quarter of 2007 for this mobilization and reactivation.

Our THE 208 drilling rig, a 200-foot mat-supported cantilevered jackup rig, was constructed in 1980 and has been cold stacked in Trinidad since March, 2002. The rig is currently being transported to a shipyard in Southeast Asia where it will undergo an extensive shipyard reactivation and upgrade which will include conversion from a mechanically driven rig to a conventionally powered SCR rig. While final reactivation and upgrade costs as well as the exact timing for reactivation of THE 208 remain uncertain since we are in the process of finalizing bids from several shipyards, it is anticipated, subject to final award of the drilling contract, that the rig will begin drilling operations under a three-year drilling program in Malaysia by the end of 2007.

Repairs and Scheduled Maintenance

THE 205, currently in Mexico, is undergoing repairs at an estimated cost of $2.7 million. In addition to scheduled repairs, additional repairs expected to cost approximately $8.0 million which resulted from THE 205 being struck by a cargo vessel, will be performed. We have initiated in rem proceedings against the cargo vessel and a lawsuit has been filed against the vessel owners to recover the cost of these additional repairs which proceedings will extend into the second quarter of 2007.

THE 202 returned to service in June 2006 after sustaining damage during a jacking incident in the fourth quarter of 2005. Related thereto, we incurred a total of $13.9 million in costs, of which $6.9 million was recognized as repair expense for THE 202 and $7.0 million was recorded as an insurance claim receivable pending under our insurance.

Our jackup rig, THE 200, went to the shipyard in mid-July 2006 for leg and hull refurbishments related to a regulatory survey. The work was completed in mid-October at a total cost of approximately $5.3 million. Another jackup rig, THE 250, also completed surveys and refurbishments in October at a total cost of approximately $3.8 million. In addition, leg and hull refurbishments on THE 251 were completed in October at a total cost of approximately $3.1 million.

During the reactivation of THE 153 in 2006, two unplanned events occurred that resulted in additional repairs. A crane incident resulted in a change out of one our cranes at a cost of $2.1 million and additional mat damage, caused by Hurricane Rita in 2005 and discovered during the dry docking phase, cost $3.6 million. THE 153 completed its repairs and reactivation in January 2007 and is currently idle.

In addition to the above, THE 201 and THE 204, neither currently under contract, will undergo repairs in the first quarter of 2007 totaling approximately $4.5 million. Rig 9 will be out of service for 30 days in the first quarter for repairs. In addition, Rig 41 and Rig 52 are scheduled to be out of service for repairs for approximately 42 days combined in the first quarter of 2007. Estimated costs to complete the repairs on these three inland barge rigs are approximately $4.2 million. THE 200 will be out of service for 110 to 120 days undergoing mat and additional repairs for damage suffered during Hurricane Katrina in 2005. Approximately $8.7 million of the estimated $10.5 million of total repair costs on THE 200 is expected to be covered by our insurance.

During the third quarter of 2005, hurricanes Katrina and Rita impacted our offshore and inland water operations. All of the damage caused by these two hurricanes is covered under our hull and machinery insurance policy with a total incident deductible of $1.0 million. Currently, we have recognized expense of $0.8 million through 2006 for damage sustained during Hurricane Katrina. We also incurred $6.1 million in expenses related to damages caused by Hurricane Rita. We recorded $5.1 million of claims receivable for the repair amount incurred above the $1.0 million insurance deductible related to losses sustained during Hurricane Rita. Any remaining expenses incurred related to damage caused by Hurricane Rita will be recorded as a claims receivable.

In October 2006, we extended our principal insurance coverages for property damage, liability and occupational injury and illness for a five month term. Generally, our deductible levels under the hull and machinery policies are 15% of individual insured asset values per occurrence except in the event of a total loss only where the deductible would be zero. An annual limit of $75.0 million and a minimum deductible of $5.0 million per occurrence apply in the event of a windstorm. In an effort to control premium costs, our insurance coverage continues to cover 70% of our losses in excess of the applicable deductible and we self insure the remaining 30% of any such losses. The primary marine package also provides coverage for cargo, control of well, seepage, pollution and property in our care, custody and control. Our deductible for this coverage varies between $250,000 and $1.0 million per occurrence depending upon the coverage line. In addition to our marine package, we have separate policies providing coverage for general domestic liability, employer’s liability, domestic auto liability and non-owned aircraft liability with $1.0 million deductibles per occurrence. We also have an excess liability policy that extends our coverage to an aggregate of $200.0 million under all of these policies. Our insurance program also includes separate policies that cover certain liabilities in foreign countries where we operate.

The five-month extension did not increase our premium cost, which remained at approximately $15.0 million per annum under these policies, nor did it change our hull and machinery insured value from approximately $1.1 billion. We believe our current insurance coverage, deductibles and the level of risk involved is adequate and reasonable. However, insurance premiums and/or deductibles could be increased or coverages may be unavailable in the future.

Effective March 1, 2007, we renewed our hull and machinery insurance with essentially the same terms and conditions as our previous policy. However, we increased our insured values from $1.1 billion to $1.8 billion and decreased our deductible per occurrence from 15% of insured asset values to 10% of insured asset values except in the event of a total loss in which case the deductible is zero. Total premiums for our new hull and machinery policy are $13.3 million.

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

In February 2004, we adopted a long-term incentive plan for certain of our employees and non-employee directors in order to provide additional incentives through the grant of awards (the “2004 Plan”). In conjunction with the closing of the IPO, we granted restricted stock and stock options to certain employees and non-employee directors. Additional awards were made during 2004 from the 2004 Plan which has since been modified for equity award purposes by a new plan. In 2005, a new plan was adopted to continue to provide employees, non-employee directors and our consultants with additional incentives and increase their personal stake in our success (the “2005 Plan”). During 2006, 2005 and 2004, we recognized $6.5 million, $7.6 million and $10.6 million, respectively, of compensation expense related to these awards and grants. Based upon the fair value price per share at date of issuance per Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”), the value of the 2005 Plan and the 2004 Plan awards that we will recognize as compensation expense in future years for awards previously granted is approximately $11.2 million. This expense will be amortized to compensation expense over the vesting period of the awards and options. In addition to these grants under the 2005 Plan and the 2004 Plan, we expect to make additional grants of restricted stock, deferred performance units, deferred stock units and stock options annually. The value of any additional awards under the 2005 Plan will be recognized as compensation expense over the vesting period of the awards.

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

Interest income consists of interest earned on our cash balances and, for periods before December 31, 2003, on notes receivable from Delta Towing. Because of the adoption of the Financial Accounting Standards Board’s (“FASB”) Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51 (“FIN 46”), and the resulting consolidation of Delta Towing in our consolidated balance sheet effective December 31, 2003, we expect future interest income to consist of interest earned on our cash balances. For periods before the IPO, interest expense consisted of financing cost amortization and interest associated with our senior notes, other debt and other related party debt as described in the notes to our consolidated financial statements. After the closing of the IPO, interest expense primarily included interest on our senior notes payable to third parties, commitment fees on the unused portion of our line of credit and the amortization of financing costs. Our debt levels and, correspondingly, our interest expense were substantially lower in 2006 and 2005 compared to prior years as a result of the notes payable to Transocean prior to the IPO.

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

It was our belief that the tax sharing agreement only required us to pay Transocean for deductions related to stock option exercises by persons who were our employees on the date of exercise. Transocean disagreed with our interpretation of the tax sharing agreement as it related to this issue and believed that we must pay for all stock option exercises, regardless of whether any employment or other service provider relationship may have terminated prior to the exercise of the employee stock option. As such, Transocean initiated dispute resolution proceedings against us.

A negotiated settlement of that dispute was reached on November 27, 2006. As a result of the settlement, we and Transocean executed an Amended and Restated Tax Sharing Agreement reflecting the terms of the settlement. Under the terms of the settlement, we will now pay Transocean for only 55% of the value of the tax deductions arising from the exercise of the Transocean stock options by our current and former employees and directors, or a 45% discount from the September 2005 demand by Transocean. This discounted payment rate applies retroactively to amounts we previously accrued and to future payments. Further, under the terms of the original Tax Sharing Agreement, our use of certain state and foreign tax assets reduced our ability to receive the federal tax benefit for the use of such tax assets that otherwise would have been available in the amount of $2.9 million. The Amended and Restated Tax Sharing Agreement gives us credit for the federal tax benefit that otherwise would have been available in connection with the use of such assets for past and future periods.

During the dispute with Transocean, we continued to accrue liabilities based on Transocean’s interpretation of the Tax Sharing Agreement. As a result, upon settlement of this dispute, we eliminated $44.5 million in liability to Transocean by paying it $22.0 million, increasing additional paid-in capital by $20.9 million, reducing current tax expense by $2.9 million and recording net interest expense and other of $1.3 million. In the future, as Transocean stock option deductions are generated under the Amended Tax Sharing Agreement, we will reduce current taxes payable by the entire amount of the Transocean stock option deduction, pay Transocean for 55% of the deduction and increase additional paid-in capital by 45% of the deduction.

We utilized pre-IPO income tax benefits to offset our current federal income tax obligation during the years ended December 31, 2006 and 2005. After accounting for payments made to Transocean, we had a liability to Transocean of $51.3 million and $43.8 million as of December 31, 2006 and 2005, respectively. Additionally, during the years ended December 31, 2006 and 2005, we utilized pre-IPO state tax benefits which, after payments made to Transocean, resulted in a liability to Transocean of $0.4 million and $0.1 million, respectively. We also utilized pre-IPO foreign tax benefits during 2005 which, after payments made to Transocean, resulted in a liability to Transocean of $1.0 million at December 31, 2005. There was no liability due to Transocean for the utilization of foreign tax benefits at December 31, 2006. As of December 31, 2006 and 2005, we estimate that we owe Transocean $51.7 million and $44.9 million, respectively, for pre-IPO federal, state and foreign income tax benefits utilized.

As of December 31, 2006, we had approximately $195 million of estimated pre-IPO income tax benefits subject to the obligation to reimburse Transocean. If an acquisition of beneficial ownership had occurred on December 31, 2006, the estimated amount we would have been required to pay Transocean would have been approximately $137 million, or 70% of the pre-IPO tax benefits at December 31, 2006. As of January 1, 2007, we will be required, under the terms of the Amended and Restated Tax Sharing Agreement, to pay 80% of the pre-IPO tax benefits if an acquisition of beneficial ownership occurs.

The estimated liabilities to Transocean at December 31, 2006 and 2005 and the estimated amount of remaining pre-IPO income tax benefits subject to the obligation to reimburse Transocean at December 31, 2006 are presented within “accrued income taxes — former parent” in our consolidated balance sheets.

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

Property and Equipment.  Our property and equipment represent approximately 51% of our total assets as of December 31, 2006. We determine the carrying value of these assets based on our property and equipment accounting policies, which incorporate our estimates, assumptions and judgments relative to capitalized costs, useful lives and salvage values of our rigs. We review our property and equipment for impairment when events or changes in circumstances indicate that the carrying value of these assets or asset groups may be impaired or when reclassifications are made between property and equipment and assets held for sale as prescribed by the FASB’s SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets (“SFAS 144”). Asset impairment evaluations are based on estimated undiscounted cash flows for the assets being evaluated. Our estimates, assumptions and judgments used in the application of our property and equipment accounting policies reflect both historical experience and expectations regarding future industry conditions and operations. Using different estimates, assumptions and judgments, especially those involving the useful lives of our rigs and expectations regarding future industry conditions and operations, would result in different carrying values of assets and results of operations. For example, a prolonged downturn in the drilling industry in which utilization and dayrates were significantly reduced could result in an impairment of the carrying value of our drilling rigs.

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

Stock-Based Compensation Expense.  Effective January 1, 2003, we adopted the fair value method of accounting for stock-based compensation using the prospective method of transition under SFAS No. 123, Accounting for Stock-based Compensation (“SFAS 123”). Under the prospective method and in accordance with the provisions of SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure (“SFAS 148”), the recognition provisions were applied to all employee awards granted, modified or settled after January 1, 2003. Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS 123R using the modified prospective transition method and therefore have not restated results for prior periods. Under this transition method, stock-based compensation expense for the year ended December 31, 2006 includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provision of SFAS 123. Stock-based compensation expense for all stock-based compensation awards granted after January 1, 2006 is based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. As a result of adopting SFAS 123 in an earlier period, the adoption of SFAS 123R in the first quarter of 2006 had an immaterial income effect. Under the fair value recognition provisions of SFAS 123R, we recognize stock-based compensation net of an estimated forfeiture rate and only recognize compensation cost for those shares expected to vest on a straight-line basis over the requisite service period of the award, which is generally a vesting term of three years. Under the guidelines of SFAS 123, we recognized forfeitures in the period in which they occurred. As a result of our adoption of SFAS 123R, the estimate of forfeitures resulted in a one-time cumulative adjustment credit to income of $0.1 million, net of tax.

Determining the appropriate fair value model and calculating the fair value of share-based payment awards require the input of highly subjective assumptions, including the expected life of the share-based payment awards and stock price volatility. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future. As of December 31, 2006, there was $11.2 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements that have been granted. That cost is expected to be recognized over a weighted-average period of 2.8 years. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. If our actual forfeiture rate is materially different from our estimate, the stock-based compensation expense could be significantly different from what we have recorded in the current period. See Notes 2 and 13 to the Consolidated Financial Statements for a further discussion on stock-based compensation.

FIN 48.  In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006, which is our 2007 fiscal year, and its provisions are to be applied to all tax positions upon initial adoption. Upon adoption of FIN 48, only tax positions that meet a “more likely than not” threshold at the effective date may be recognized or continue to be recognized. The cumulative effect of applying FIN 48, if any, is to be reported as an adjustment to the opening balance of retained earnings in the year of adoption. We are evaluating the impact that FIN 48 will have on our financial statements.

Results of Continuing Operations

The following table sets forth our operating days, average rig utilization rates, average rig revenue per day, revenues and operating expenses by operating segment for the periods indicated:

	For the Years Ended December 31,
	2006	2005	2004
	(Dollars in millions, except per day data)

U.S. Gulf of Mexico Segment:
Operating days	4,301	4,465	4,134
Available days(a)	7,665	8,166	8,144
Utilization(b)	56%	55%	51%
Average rig revenue per day(c)	$96,500	$53,000	$34,200
Operating revenues	$415.0	$236.7	$141.2
Operating and maintenance expenses(d)	224.1	116.4	93.4
Depreciation	38.2	50.2	49.5
Operating income (loss)	152.7	70.1	(1.7)

	For the Years Ended December 31,
	2006	2005	2004
	(Dollars in millions, except per day data)

U.S. Inland Barge Segment:
Operating days	6,007	5,147	4,764
Available days(a)	9,855	10,049	10,980
Utilization(b)	61%	51%	43%
Average rig revenue per day(c)	$39,700	$28,400	$22,200
Operating revenues	$238.6	$146.1	$105.9
Operating and maintenance expenses(d)	123.7	94.1	82.6
Depreciation	22.9	23.6	22.5
Operating income	92.0	28.4	0.8
International and Other Segment:
Operating days	4,132	3,088	2,097
Available days(a)	5,840	5,339	6,496
Utilization(b)	71%	58%	32%
Average rig revenue per day(c)	$43,800	$33,000	$35,000
Operating revenues	$180.8	$101.8	$73.3
Operating and maintenance expenses(d)	130.0	87.0	62.2
Depreciation	21.1	17.5	19.0
Impairment loss on long-lived assets	0.4	—	2.8
Operating income (loss)	29.3	(2.7)	(10.7)
Delta Towing Segment:
Operating revenues	$77.7	$49.6	$31.0
Operating and maintenance expenses(d)	32.4	25.7	21.5
Depreciation	4.0	4.7	4.7
General and administrative expenses	4.8	4.4	4.2
Operating income	36.5	14.8	0.6
Total Company:
Rig operating days	14,440	12,700	10,995
Rig available days(a)	23,360	23,554	25,620
Rig utilization(b)	62%	54%	43%
Average rig revenue per day(c)	$57,800	$38,200	$29,100
Operating revenues	$912.1	$534.2	$351.4
Operating and maintenance expenses(d)	510.2	323.2	259.7
Depreciation	86.2	96.0	95.7
General and administrative expenses	41.3	37.7	34.0
Impairment loss on long-lived assets	0.4	—	2.8
Operating income (loss)	274.0	77.3	(40.8)

(a)	Available days are the total number of calendar days in the period for all drilling rigs in our fleet.

(b)	Utilization is the total number of operating days in the period as a percentage of the total number of calendar days in the period for all drilling rigs in our fleet.

(c)	Average rig revenue per day is defined as revenue earned per operating day for the applicable segment, and as total U.S. Gulf of Mexico, U.S. Inland Barge and Other International revenues per rig operating days for “Total Company.”

(d)	Excludes depreciation, amortization and general and administrative expenses.

Years Ended December 31, 2006 and 2005

Operating Revenues.  Total operating revenues increased $377.9 million, or 71%, during 2006 as compared to 2005, primarily due to higher overall average rig revenue per day earned in 2006, as compared to 2005. Overall average rig revenue per day increased from $38,200 for 2005 to $57,800 for 2006, as a consequence of the continued improvement of customer demand in the U.S. Gulf of Mexico and transition zone along the U.S. Gulf Coast and the commencement of operations in Angola in the last half of 2005 which extended through 2006, in Colombia from December 2005 through June 2006 and in Brazil which began in November 2006. Additional land rigs operating in Trinidad and Venezuela and the reactivation of three inland barge rigs, two submersible rigs and one jackup rig in the U.S. Gulf of Mexico have increased average rig utilization to 62% for the year ended December 31, 2006, as compared to 54% for the year ended December 31, 2005.

Operating revenues for our U.S. Gulf of Mexico segment increased $178.3 million, or 75%, in 2006, as compared to 2005. In 2006, we achieved higher average rig revenue per day for our jackup and submersible drilling fleet, improving from $53,000 per day to $96,500 per day. This resulted in an additional $186.2 million in operating revenues for 2006 as compared to the same period in 2005. The increase in average rig revenue per day is the result of our success in obtaining contracts with our customers at higher dayrates in response to increased demand during the majority of 2006 which have recently begun to decline due to weakening demand. Results for 2006 also reflect higher utilization for our current rig fleet in this segment, after giving effect to the transfer of the jackup drilling unit THE 156 from to our International and Other segment in the fourth quarter of 2005. This increase in utilization resulted in $6.5 million in additional rig revenues in 2006 as compared to the same period in 2005. The transfer of THE 156 resulted in a $14.4 million decrease in operating revenues for the year ended December 31, 2006, as compared to year ended December 31, 2005.

Operating revenues for our U.S. Inland Barge segment increased $92.5 million, or 63%, in 2006, as compared to the same period in the prior year, primarily due to higher average rig revenue per day achieved in 2006, as compared to 2005. Average rig revenue per day increased from $28,400 for 2005 to $39,700 for 2006, as a result of our successful marketing efforts in negotiating higher dayrates for our fleet of inland barges during 2006. The increase in average rig revenue per day resulted in additional revenues of $68.1 million for 2006 as compared to 2005. Utilization of our inland barge fleet was 61% for 2006, as compared to 51% for 2005, which resulted in $24.4 million additional operating revenues in 2006 as compared to 2005. The increase in utilization was favorably affected by the three reactivations that were begun in 2005 and completed in the first quarter of 2006.

Operating revenues for our International and Other segment were $180.8 million for 2006. The 78%, or $79.0 million, increase over operating revenues reported for 2005 reflects commencement of operations in Angola and Colombia during the last half of 2005. THE 156, which operated in Colombia through June 2006, moved to Brazil and began contributing to operating revenues in November 2006. Additionally, a land rig began operating in Trinidad in the last quarter of 2005 and two additional land rigs began operations in Venezuela during 2006. The operations in Angola, Brazil and Colombia contributed an additional $40.3 million in operating revenues for the year ended December 31, 2006 as compared to the year ended December 31, 2005. The additional land rigs in Trinidad and Venezuela resulted in additional operating revenues of $18.5 million for 2006 as compared to 2005. Increased average daily revenue for all other operations resulted in a favorable variance of $24.5 million offset by a decrease of $2.8 million due to slightly lower utilizations for our other operations.

Our operating revenues for 2006 included $77.7 million related to the operation of Delta Towing’s fleet of U.S. marine support vessels which increased from $49.6 million recognized in 2005 due to increased vessel utilization in response to improved demand.

Operating and Maintenance Expenses.  Total operating and maintenance expenses increased $187.0 million, or 58%, in 2006 as compared to operating expenses of $323.2 million for 2005.

Operating and maintenance expenses for our U.S. Gulf of Mexico segment were $107.7 million higher for 2006 as compared to 2005. This 93% increase was principally due to increases of $72.1 million in repair and maintenance costs and $28.1 in personnel costs principally due to more operating rigs and payroll increases. These increases were primarily the result of $72.4 million of rig reactivation expense related to the reactivation of cold stacked rigs THE 77, THE 78, THE 252, THE 256, and THE 153 and $10.2 million of additional repair and maintenance costs incurred on THE 200, THE 250 and THE 251, principally due to scheduled rig repairs. We also incurred $9.4 million in rig reactivation assessment costs on THE 155, THE 191, THE 254 and THE 255 in 2006. Additionally, when comparing 2006 to 2005, insurance premiums increased by $2.7 million and insurance claim expense increased $2.2 million, primarily related to the damage sustained on THE 202. Personal injury claim expense increased by $5.9 million for the year ended December 31, 2006 as compared to the year ended December 31, 2005, principally due to a write-off of a third party receivable and higher actuarial factors used in 2006 to develop our personal injury claims. These increases were offset by the $6.2 million of operating and maintenance expenses incurred by THE 156 during 2005 which has since been transferred to our International and Other segment.

Operating and maintenance expenses for our U.S. Inland Barge segment were $123.7 million for 2006 as compared to $94.1 million for 2005. This $29.6 million, or 31%, increase was primarily the result of increasing personnel costs ($15.8 million) and an increase in the costs incurred by shore-based support, principally due to costs incurred to repair the bulkhead at our Houma facility ($5.2 million). In addition, higher costs were incurred during 2006 as compared to 2005 due to an increase in support vessel costs, a result of rate increases and increased utilization ($3.5 million), an increase of $3.8 million in repair and maintenance expense primarily due to increased utilization and an increase in our personal injury claim expense of $5.1 million which was due to higher actuarial factors used to develop our personal injury claims in 2006 as compared to 2005. These increases were partially offset by lower insurance claims expense of $4.5 million when comparing the year ended December 31, 2006 to the year ended December 31, 2005, due principally to the property litigation settlement of $4.0 million received from a contractor to the operator on our inland barge Rig 62 related to a blowout and fire that occurred in June 2003. The settlement was a partial reimbursement for damages to the rig and personal injury claims paid to our employees on board the rig.

Operating and maintenance expenses for our International and Other segment for 2006 increased $43.0 million, or 49%, as compared to 2005. This increase in expense was due principally to a full year of operations in Angola in 2006 which resulted in an increase of $2.1 million for the year ended December 31, 2006 as compared to the year ended December 31, 2005. Operations in Colombia, which began in December 2005 and concluded in June 2006, contributed an additional $10.4 million in operating expenses for the year ended December 31, 2006 as compared to the year ended December 31, 2005. After moving from Colombia to Brazil, THE 156 incurred an additional $4.2 million in operating and maintenance expense. The full year operations of a land rig in Trinidad and one in Venezuela together with an additional land rig beginning operations in Venezuela during 2006 contributed $18.9 million in additional operating and maintenance expense for the year ended December 31, 2006, as compared to the year ended December 31, 2005. Additional costs of $3.1 million were incurred to prepare two land rigs for service in the United States for the year ended December 31, 2006 as compared to the year ended December 31, 2005.

Delta Towing operations incurred $32.4 million in operating costs for 2006. This represented a $6.7 million, or 26%, increase over operating costs of $25.7 million recognized in 2005 which was principally due to increased marine support vessel utilization.

General and Administrative Expenses.  General and administrative expenses were $41.3 million for 2006 as compared to $37.7 million for 2005. General and administrative expenses for 2006 increased $3.6 million as compared to 2005, due primarily to higher payroll costs of $3.6 million. This increase was principally due to the additional personnel required to manage and provide support for the rig reactivation projects and increased rig utilization during 2006. In addition, Delta Towing and other general and administrative expenses increased $2.3 million for the year ended December 31, 2006 as compared to the year ended December 31, 2005. These increases were partially offset by a decrease in our stock compensation expense of $2.3 million. This was primarily due to the expense recognized in 2005 from the vesting of certain awards granted at the initial public offering.

Gain on Disposal of Assets, Net.  During 2006, we realized net gains on disposal of assets of $11.6 million. Included in the gain on disposal of assets was the sale of drill pipe and miscellaneous equipment which realized a gain of $6.1 million on proceeds of $8.0 million. In addition, nine support vessels owned by Delta Towing were sold for $6.5 million which resulted in a net gain of $5.5 million. During 2005, we realized net gains on disposal of assets of $25.1 million related to the sale of three out-of-service jackup rigs, THE 154 ($9.3 million), THE 151

($6.7 million) and THE 192 ($3.8 million), the sale of drill pipe and miscellaneous equipment ($4.1 million) and the sale of five marine support vessels owned by Delta Towing ($1.2 million).

Interest Expense/Income.  Third party interest expense and interest expense-related party increased $0.9 million in 2006 as compared to 2005, primarily due to interest expense of $1.8 million paid to Transocean as part of the tax sharing agreement settlement. Due to continued operating improvement, our cash balances were overall higher throughout all of 2006 as compared to 2005. Coupled with higher interest rates, interest income increased $6.3 million when comparing the year ended December 31, 2006 to the year ended December 31, 2005.

Income Tax Expense (Benefit).  The income tax expense of $108.0 million for 2006 reflects a 37.0% effective tax rate (“ETR”) and is comprised of our obligation to Transocean under the tax sharing agreement for the utilization of pre-IPO federal and state tax benefits and the recognition of foreign deferred tax liabilities in certain foreign tax jurisdictions where we have a low tax basis in our assets. The ETR is higher than the federal rate of 35% principally due to foreign and state tax expense.

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

It was our belief that the tax sharing agreement only required us to pay Transocean for deductions related to stock option exercises by persons who were our employees on the date of exercise. Transocean disagreed with our interpretation of the tax sharing agreement as it related to this issue and believed that we must pay for all stock option exercises, regardless of whether any employment or other service provider relationship may have terminated prior to the exercise of the employee stock option. As such, Transocean initiated dispute resolution proceedings against us.

A negotiated settlement of that dispute was reached on November 27, 2006. As a result of the settlement, we and Transocean executed an Amended and Restated Tax Sharing Agreement reflecting the terms of the settlement. Under the terms of the settlement, we will now pay Transocean for only 55% of the value of the tax deductions arising from the exercise of the Transocean stock options by our current and former employees and directors, or a 45% discount from the September 2005 demand by Transocean. This discounted payment rate applies retroactively to amounts we previously accrued and to future payments. Further, under the terms of the original Tax Sharing Agreement, our use of certain state and foreign tax assets reduced our ability to receive federal tax benefit for the use of such tax assets that otherwise would have been available in the amount of $2.9 million. The Amended and Restated Tax Sharing Agreement gives us credit for the federal tax benefit that otherwise would have been available in connection with the use of such assets for past and future periods.

During the dispute with Transocean, we continued to accrue liabilities based on Transocean’s interpretation of the Tax Sharing Agreement. As a result, upon settlement of this dispute, we eliminated $44.5 million in liability to Transocean by paying it $22.0 million, increasing additional paid-in capital by $20.9 million, reducing current tax expense by $2.9 million and recording net interest expense and other of $1.3 million. In the future, as Transocean stock option deductions are generated under the Amended Tax Sharing Agreement, we will reduce current taxes payable by the entire amount of the Transocean stock option deduction, pay Transocean for 55% of the deduction and increase additional paid-in capital by 45% of the deduction.

We utilized pre-IPO income tax benefits to offset our current federal income tax obligation during the years ended December 31, 2006 and 2005. After accounting for payments made to Transocean, we had a liability to Transocean of $51.3 million and $43.8 million as of December 31, 2006 and 2005, respectively. Additionally, during the years ended December 31, 2006 and 2005, we utilized pre-IPO state tax benefits which, after payments made to Transocean, resulted in a liability to Transocean of $0.4 million and $0.1 million, respectively. We also utilized pre-IPO foreign tax benefits during 2005 which, after payments made to Transocean, resulted in a liability to Transocean of $1.0 million at December 31, 2005. There was no liability due to Transocean for the utilization of foreign tax benefits at December 31, 2006. As of December 31, 2006 and 2005, we estimate that we owe Transocean $51.7 million and $44.9 million, respectively, for pre-IPO federal, state and foreign income tax benefits utilized.

As of December 31, 2006, we had approximately $195 million of estimated pre-IPO income tax benefits subject to the obligation to reimburse Transocean. If an acquisition of beneficial ownership had occurred on December 31, 2006, the estimated amount we would have been required to pay Transocean would have been approximately $137 million, or 70% of the pre-IPO tax benefits at December 31, 2006. As of January 1, 2007, we will be required, under the terms of the Amended and Restated Tax Sharing Agreement, to pay 80% of the pre-IPO tax benefits if an acquisition of beneficial ownership occurs.

Years Ended December 31, 2005 and 2004

Operating Revenues.  Total operating revenues increased $182.8 million, or 52%, during 2005 as compared to 2004, primarily due to higher overall average rig revenue per day earned in 2005, as compared to 2004. Overall average rig revenue per day increased from $29,100 for 2004 to $38,200 for 2005, as a consequence of the continued improvement of customer demand in the U.S. Gulf of Mexico and transition zone along the U.S. Gulf Coast, the revenue contribution from our platform rig which began operating in Mexico in December 2004, the commencement of operations in Angola and three land rigs which began operating in Venezuela in the last half of 2004. Average rig utilization of 54% for 2005 was up from 43% in 2004.

Operating revenues for our U.S. Gulf of Mexico segment increased $95.5 million, or 68%, in 2005, as compared to 2004. In 2005, we achieved higher average rig revenue per day for our jackup and submersible drilling fleet, improving from $34,200 per day to $53,000 per day. This resulted in an additional $80.1 million in operating revenues for 2005, as compared to the same period in 2004. The increase in average rig revenue per day is the result of our success in obtaining contracts with our customers at higher dayrates in response to increased demand. Results for 2005 also reflect higher utilization for our current rig fleet in this segment, after giving effect to the transfer of the jackup drilling unit THE 156 from our Other International segment in the fourth quarter of 2004. This increase in utilization resulted in $4.6 million in additional rig revenues in 2005, as compared to the same period in 2004. The transfer of THE 156 generated operating revenues of $10.8 million in 2005 before it was transferred to Colombia in the last quarter of 2005.

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

Our operating revenues for 2005 included $49.6 million related to the operation of Delta Towing’s fleet of U.S. marine support vessels which increased from $31.0 million recognized in 2004 due to increased vessel utilization in response to improved demand.

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

It was our belief that the tax sharing agreement only requires us to pay Transocean for deductions related to stock option exercises by persons who were our employees on the date of exercise. The payment obligation is generally 35% of the tax deduction. Transocean disagrees with our interpretation of the tax sharing agreement as it relates to this issue and it believes that we must pay for all stock option exercises, irrespective of whether any employment or other service provider relationship may have terminated prior to the exercise of the employee stock option. As such, Transocean initiated dispute resolution proceedings against us.

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

Cumulative Effect of a Change in Accounting Principle

We adopted SFAS No. 123(R) in the first quarter of 2006. As a result of adopting SFAS 123 in an earlier period, the adoption of SFAS 123R in the first quarter of 2006 had an immaterial income effect. Under the fair value recognition provisions of SFAS 123R, we recognize stock-based compensation net of an estimated forfeiture rate and only recognize compensation cost for those shares expected to vest on a straight-line basis over the requisite service period of the award, which is generally a vesting term of three years. Under the guidelines of SFAS 123, we recognized forfeitures in the period in which they occurred. As a result of our adoption of SFAS 123R, the estimate of forfeitures resulted in a one-time cumulative adjustment credit to income of $0.1 million, net of tax.

Financial Condition

At December 31, 2006 and December 31, 2005, we had total assets of $889.2 million and $825.0 million, respectively. The $64.2 million increase in assets during 2006 is primarily attributable to a $102.2 million increase in our accounts receivable, primarily due to the increased dayrates and utilization we experienced in 2006 as compared to 2005. Cash balances increased $6.3 million, a result of the improving of the dayrates and utilization offset by the $150.2 million stock repurchase completed during the third quarter of 2006. These were partially offset by a net decrease in our property and equipment of $31.7 million, primarily resulting from depreciation expense of $86.2 million offset by net capital expenditures of $59.7 million and a net decrease in our deferred mobilization of $9.1 million which resulted from amortization exceeding additions to this account for the year. See “— Liquidity and Capital Resources.” Total assets by business segment were as follows for the periods indicated below:

	December 31,
	2006	2005	2004

U.S. Gulf of Mexico Segment	$287.3	$252.2	$354.1
U.S. Inland Barge Segment	194.6	161.3	160.8
International and Other Segment	164.3	164.6	154.5
Delta Towing Segment	48.6	55.6	51.8
Corporate and Other	194.4	191.3	40.2

Total assets	$889.2	$825.0	$761.4

Working capital at December 31, 2006 was $228.8 million, as compared to a working capital of $156.7 million at December 31, 2005. The increase in working capital during 2006 is primarily attributable to increases in accounts receivable offset by increases in accounts payable and taxes payable. Our accounts receivable has increased as dayrates and utilization have increased. Accounts payable increased as we returned rigs to service during the year for the year ended December 31, 2006. Our increase in taxes payable is attributable to our net income of $183.6 million for 2006.

Liquidity and Capital Resources

Sources and Use of Cash

2006 Compared to 2005.  Net cash provided by operating activities was $190.2 million for the year ended December 31, 2006, as compared to $136.4 million in 2005. The $53.8 million increase in net cash provided by operating activities is primarily attributable to the increase in net income of $124.2 million. Our net income was favorably affected by the improvement in the demand for shallow water drilling services which resulted in our dayrates increasing from $38,200 to $57,800 and our rig utilization percentages increasing from 54% to 62%. Adjustments to reconcile net income to net cash provided by operating activities decreased in 2006, primarily due to unfavorable variances related to an increase in deferred income taxes of $6.0 million, a decrease in depreciation expense of $9.8 million and a $28.9 million decrease in deferred income. These were partially offset by a decrease in gains realized on asset sales of $13.5 million and an increase in deferred expenses of $7.9 million in 2006. Changes in operating assets and liabilities resulted in a $27.3 million decrease in cash in 2006, compared to a $14.4 million increase in 2005. This $41.7 million unfavorable decrease is primarily the result of the increase in accounts receivable of $57.3 million. Higher revenues, the result of increasing dayrates and utilizations, during 2006 resulted in a significantly higher receivable balance at year end when compared to year end 2005. Partially offsetting this unfavorable variance were increases in our net taxes payable ($4.7 million) and accounts payable and other current liabilities ($6.7 million).

Net cash used in investing activities was $39.3 million for the year ended December 31, 2006 compared to net cash provided by investing activities of $13.1 million for the same period in 2005. The $52.4 million increase in net cash used in investing activities relates primarily to an increase in capital expenditures of $37.3 million and a decrease in the cash proceeds from the sale of assets of $21.3 million. These unfavorable effects on cash were partially offset by a decrease in our restricted cash balances, due to a reduction of collateral requirements related to our PEMEX required performance bonds in Mexico, resulting in a favorable variance of $6.2 million for 2006 when compared to 2005.

Net cash used in financing activities was $144.6 million for the year ended December 31, 2006, as compared to $51.6 million for the same period in 2005. Financing activities in 2006 included the repurchase of 4.2 million shares of our common stock for $150.2 million and net repayments of short-term borrowings of $1.5 million. In addition, we received $3.2 million related to the issuance of our common stock under our long-term incentive plans in 2006, compared to the $17.8 million we received in 2005. Additional financing activities in 2005 included the special cash dividend of $61.2 million, the $7.7 million repayment of our 6.75% notes and the repayment of capital leases totaling $0.8 million.

Sources of Liquidity and Capital Expenditures

Our cash flows from operations and existing cash balances were our primary sources of liquidity for the years ended December 31, 2006 and 2005.

For the year ended December 31, 2006, our primary uses of cash were operating costs, including rig reactivations, the stock repurchase of 4.2 million shares of our common stock for $150.2 million and capital expenditures of $59.7 million. For the year ended December 31, 2005, our primary uses of cash were operating costs, the special cash dividend payment of $61.2 million, capital expenditures of $22.4 and debt repayments of $7.7 million. At December 31, 2006, we had $169.3 million in cash and cash equivalents.

We anticipate that we will rely primarily on internally generated cash flows to maintain liquidity. From time to time, we may also make use of our revolving line of credit for cash liquidity. In December 2005 we entered into a four-year, $200 million floating-rate secured revolving credit facility (the “2005 Facility”). The 2005 Facility is secured by most of our drilling rigs, receivables, the stock of most of its U.S. subsidiaries and is guaranteed by some of its subsidiaries. Borrowings under the 2005 Facility bear interest at our option at either (1) the higher of (A) the prime rate and (B) the federal funds rate plus 0.5%, plus a margin in either case of 1.25% or (2) the London Interbank Offering Rate (LIBOR) plus a margin of 1.60%. Commitment fees on the unused portion of the 2005 Facility are 0.55% of the average daily available portion and are payable quarterly. Borrowings and letters of credit issued under the 2005 Facility may not exceed the lesser of $200 million or one third of the fair market value of the drilling rigs securing the facility, as determined from time to time by a third party approved by the agent under the facility.

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

The revolving credit facility provides, among other things, for the issuance of letters of credit that we may utilize to guarantee performance under some drilling contracts, as well as insurance, tax and other obligations in various jurisdictions. The 2005 Facility also provides for customary fees and expense reimbursements and includes other covenants (including limitations on the incurrence of debt, mergers and other fundamental changes, asset sales and dividends) and events of default (including a change of control) that are customary for similar secured non-investment grade facilities.

At December 31, 2006 and 2005, we had no borrowings outstanding under our credit facility.

In the third quarter of 2004, we entered into an unsecured line of credit with a bank in Venezuela to provide a maximum of 4.5 million Venezuela Bolivars which was subsequently increased to 6.0 billion Venezuela Bolivars ($2.8 million U.S. dollars at the current exchange rate at December 31, 2006) in order to manage local currency liquidity. Each draw on the line of credit is denominated in Venezuela Bolivars and is evidenced by a 30-day promissory note that bears interest at the then market rate as designated by the bank. The promissory notes are pre-payable at any time at our option. However, if not repaid within 30 days, the promissory notes may be renewed at mutually agreeable terms for an additional 30-day period at the then designated interest rate. There are no commitment fees payable on the unused portion of the line of credit, and the facility is reviewed annually by the bank’s board of directors. At December 31, 2005, we had a balance of $0.4 million outstanding under this line of credit. There were no borrowings outstanding under this line of credit at December 31, 2006.

We expect capital expenditures primarily for rig refurbishments and the purchase of capital equipment to be approximately $59.0 million in 2007, including approximately $20.0 million for potential rig reactivations. The timing and amounts we actually spend in connection with our plans to upgrade and refurbish other selected rigs is subject to our discretion and will depend on our view of market conditions and our cash flows. We would expect capital expenditures to increase as market conditions improve. Our cold stacked rigs requiring refurbishment to be ready for service are noted in the tables in “Business — Drilling Rig Fleet.” From time to time we may review possible acquisitions of drilling rigs or businesses, joint ventures, mergers or other business combinations and may in the future make significant capital commitments for such purposes. Any such transactions could involve the issuance of a substantial number of additional shares or other securities or the payment by us of a substantial amount of cash. We would likely fund the cash portion, if any, of such transactions through cash balances on hand, the incurrence of additional debt, sales of assets, shares or other securities or a combination thereof. In addition, from time to time we may consider dispositions of drilling rigs. Our ability to fund capital expenditures would be adversely affected if conditions deteriorate in our business, we experience poor results in our operations or we fail to meet covenants under the revolving credit facility described above.

The amounts we estimate for reactivating cold stacked rigs to service are based on our projections of the costs of equipment, supplies and services, which have been rising. We estimate that once commenced, rig reactivations will take four to five months to complete and that the cost will be $10.0 million to $15.0 million for each inland barge rig and seven to eight months to complete and $20.0 million to $30.0 million for each jackup rig. Our estimates of rig reactivation costs are subject to numerous other variables including further rig deterioration over time, the availability and cost of shipyard facilities, customer specifications, and the actual extent of required repairs and maintenance and optional upgrading of the rigs. The actual amounts we ultimately pay for returning these rigs to service could, therefore, vary substantially from our estimates. In anticipation of reactivating cold stacked rigs, we have placed orders for equipment with long lead times in the amount of approximately $28.0 million. This includes approximately $6 million for four top-drives and approximately $22 million of drill pipe for delivery in 2007 for reactivations and capital upgrades.

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

Investment in oil and gas partnerships

During the second quarter of 2006, we invested in two oil and gas exploration and production limited partnerships operating in the inland waterway of the U.S. Gulf Coast and Offshore U.S. Gulf of Mexico. We committed $9.5 million and funded $6.3 million in these two partnerships. Our investment in these oil and gas partnerships was the result of customer relationships and is not indicative of a strategy change, nor do we believe that the investments will be long-term in nature. In November 2006, we sold our investment in one of the partnerships for $6.3 million and recognized a $1.4 million gain on the sale of the partnership.

Our total investment in the remaining partnership is classified in “Other Assets” on the Consolidated Balance Sheets at December 31, 2006. Currently, the partnership has no producing wells. Additional contributions to the partnership are limited to the initial commitment with provisions for optional assessments.

Repurchase of Common Stock

In August 2006, our Board of Directors authorized the repurchase of up to $150.0 million of our common stock. We repurchased and retired $150.0 million of our common stock, which amounted to 4.2 million shares at an average price of $35.55 per share. The repurchase was funded with existing cash balances. Total consideration of $150.2 million paid to repurchase the shares and the related brokerage commissions was recorded in stockholders’ equity as a reduction in common stock and additional paid-in capital.

Payment of Dividends

We have no plans to pay regular dividends on our common stock. We generally intend to invest our future earnings, if any, to fund our growth. Subject to Delaware law, any payment of future dividends will be at the discretion of our board of directors and will depend on, among other things, our earnings, financial condition, capital requirements, level of indebtedness, statutory and contractual restrictions applying to the payment of dividends, and other considerations that our board of directors deems relevant. Our credit facility also includes limitations on our payment of dividends. However, due to favorable business conditions, our unrestricted cash balances grew to levels that exceeded our foreseeable needs for cash held for reinvestment and unknown contingencies. After we secured the approval of our lenders, our board of directors declared a special cash dividend of $1.00 per share, totaling $61.2 million, which was paid in August 2005. This special cash dividend is not indicative of a change in our basic dividend policy nor does it guarantee that any future dividends will be paid.

In connection with the special cash dividend and as contemplated by our long term incentive plans, our Executive Compensation Committee awarded special cash bonuses to holders of stock options under our long term incentive plans in the aggregate amount of $0.7 million to compensate them for any potential loss in option value. These bonuses were paid in the third quarter of 2006.

Contractual Obligations

As of December 31, 2006, our scheduled debt maturities and other contractual obligations are presented in the table below with debt obligations presented at face value:

	For the Years Ended December 31,
			2008	2010
			to	to
	Total	2007	2009	2011	Thereafter
	(In millions)

Contractual Obligations
Debt	$15.9	$—	$12.4	$—	$3.5
Operating Leases	8.1	1.2	2.4	2.4	2.1
Purchase Obligations(a)	34.1	34.1	—	—	—
Accrued Income Taxes — Former Parent	51.7	51.7	—	—	—

Total Contractual Obligations	$109.8	$87.0	$14.8	$2.4	$5.6

(a)	A “purchase obligation” is defined as an agreement to purchase goods or services that is enforceable and legally binding on the company and that specifies all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. These amounts are primarily comprised of open purchase order commitments to vendors and subcontractors.

At December 31, 2006, we had other commitments that we are contractually obligated to fulfill with cash should the obligations be called. These obligations represent surety bonds that guarantee our performance as it relates to our drilling contracts, insurance, tax and other obligations in various jurisdictions. These obligations could be called at any time prior to their expiration dates. The obligations that are the subject of these surety bonds are geographically concentrated primarily in Mexico and Venezuela.

	For the Years Ended December 31,
			2008	2010
			to	to
	Total	2007	2009	2011	Thereafter
		(In millions)

Other Commercial Commitments
Surety Bonds(a)	$38.8	$16.0	$10.2	$12.6	$—

(a)	Relates to bonds issued primarily in connection with our contracts with PEMEX, PDVSA and Trinidad.

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

Gains and losses on foreign exchange derivative instruments that qualify as accounting hedges are deferred as accumulated other comprehensive income and recognized when the underlying foreign exchange exposure is realized. Gains and losses on foreign exchange derivative instruments that do not qualify as hedges for accounting purposes are recognized currently based on the change in market value of the derivative instruments. At December 31, 2006, we did not have any outstanding foreign exchange derivative instruments.

From time to time, we may use interest rate swaps to manage the effect of interest rate changes on future income. Interest rate swaps would be designated as a hedge of underlying future interest payments and would not be used for speculative purposes. The interest rate differential to be received or paid under the swaps is recognized over the lives of the swaps as an adjustment to interest expense. If an interest rate swap is terminated, the gain or loss is amortized over the life of the underlying debt. At December 31, 2006, we did not have any outstanding interest rate swaps.

Delta Towing

In January 2006, we purchased Chouest’s 75% interest in Delta Towing for one dollar and paid $1.1 million to retire Delta Towing’s related party debt to Chouest. As a result of the consolidation of Delta Towing in our consolidated financial statements in accordance with FIN 46 beginning December 31, 2003, the purchase of the additional interest in Delta Towing did not have a material impact on our consolidated results of operations, financial position or cash flows. See Note 4 to our consolidated financial statements included in Item 8 of this report.

Prior to January 1, 2006, we owned a 25% equity interest in Delta Towing, which was formed to own and operate our U.S. marine support vessel business consisting primarily of shallow water tugs, crewboats and utility barges. We contributed this business to Delta Towing in return for a 25% ownership interest and secured notes issued by Delta Towing with a face value of $144.0 million. The remaining 75% ownership interest was held by Chouest which also loaned Delta Towing $3.0 million. See “— Related Party Transactions — Long-Term Debt — Chouest.”

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

Under FIN 46, Delta Towing was considered a VIE because its equity was not sufficient to absorb the joint venture’s expected future losses. TODCO was deemed to be the primary beneficiary of Delta Towing for accounting purposes because we had the largest percentage of investment at risk through the secured notes held by us and would thereby absorb the majority of the expected losses of Delta Towing. We consolidated Delta Towing in accordance with FIN 46 as of December 31, 2003. Upon the purchase of Delta Towing’s outstanding 75% interest in January 2006, we began consolidating Delta Towing as a wholly-owned subsidiary.

As of December 31, 2006 and 2005, we have eliminated in consolidation all intercompany account balances with Delta Towing, as well as the elimination of all intercompany transactions during the years ended December 31, 2006, 2005 and 2004.

Related Party Transactions

Long-Term Debt — Chouest

In connection with the acquisition of the marine business, Delta Towing entered into a $3.0 million note agreement with Chouest dated January 30, 2001. As of December 31, 2005, the balance outstanding under the note was $2.9 million. The note bore interest at 8%, payable quarterly. In January 2004, Delta Towing failed to make its scheduled principal payment to Chouest and the $2.9 million principal amount of the note payable was classified as a current obligation in our consolidated balance sheet. In conjunction with our purchase of Chouest’s 75% in Delta Towing in January 2006, we paid $1.1 million to retire the $2.9 million note payable. Interest expense related to the note payable to Chouest was $0.2 million for the year ended December 31, 2005. No interest expense related to the note payable to Chouest was recognized for the year ended December 31, 2006.

Transactions With Former Parent

Long-Term Debt — Transocean

We have been party to several long-term debt agreements with Transocean which no longer exist. See Notes 3 and 5 to the consolidated financial statements for further discussion regarding the issuance and retirement of these notes.

Tax Sharing Agreement

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

It was our belief that the tax sharing agreement only required us to pay Transocean for deductions related to stock option exercises by persons who were our employees on the date of exercise. Transocean disagreed with our interpretation of the tax sharing agreement as it related to this issue and believed that we must pay for all stock option exercises, regardless of whether any employment or other service provider relationship may have terminated prior to the exercise of the employee stock option. As such, Transocean initiated dispute resolution proceedings against us.

A negotiated settlement of that dispute was reached on November 27, 2006. As a result of the settlement, we and Transocean executed an Amended and Restated Tax Sharing Agreement reflecting the terms of the settlement. Under the terms of the settlement, we will now pay Transocean for only 55% of the value of the tax deductions arising from the exercise of the Transocean stock options by our current and former employees and directors, or a 45% discount from the September 2005 demand by Transocean. This discounted payment rate applies retroactively to amounts we previously accrued and to future payments. Further, under the terms of the original Tax Sharing Agreement, our use of certain state and foreign tax assets reduced our ability to receive the federal tax benefit for the use of such tax assets that otherwise would have been available in the amount of $2.9 million. The Amended and Restated Tax Sharing Agreement gives us credit for the federal tax benefit that otherwise would have been available in connection with the use of such assets for past and future periods.

During the dispute with Transocean, we continued to accrue liabilities based on Transocean’s interpretation of the Tax Sharing Agreement. As a result, upon settlement of this dispute, we eliminated $44.5 million in liability to Transocean by paying it $22.0 million, increasing additional paid-in capital by $20.9 million, reducing current tax expense by $2.9 million and recording net interest expense and other of $1.3 million. In the future, as Transocean stock option deductions are generated under the Amended Tax Sharing Agreement, we will reduce current taxes payable by the entire amount of the Transocean stock option deduction, pay Transocean for 55% of the deduction and increase additional paid-in capital by 45% of the deduction.

As part of the tax sharing agreement, we must pay Transocean for substantially all pre-closing income tax benefits utilized or deemed to have been utilized subsequent to the closing of the IPO. We utilized pre-IPO income tax benefits to offset our current federal income tax obligation during the years ended December 31, 2006 and 2005. After accounting for payments made to Transocean, we had a liability to Transocean of $51.3 million and $43.8 million as of December 31, 2006 and 2005, respectively. Additionally, during the years ended December 31, 2006 and 2005, we utilized pre-IPO state tax benefits which, after payments made to Transocean, resulted in a liability to Transocean of $0.4 million and $0.1 million, respectively. We also utilized pre-IPO foreign tax benefits during 2005 which, after payments made to Transocean, resulted in a liability to Transocean of $1.0 million at December 31, 2005. There was no liability due to Transocean for the utilization of foreign tax benefits at December 31, 2006. As of December 31, 2006 and 2005, we estimate that we owe Transocean $51.7 million and $44.9 million, respectively, for pre-IPO federal, state and foreign income tax benefits utilized.

As of December 31, 2006, we had approximately $195 million of estimated pre-IPO income tax benefits subject to the obligation to reimburse Transocean. If an acquisition of beneficial ownership had occurred on December 31, 2006, the estimated amount we would have been required to pay Transocean would have been approximately $137 million, or 70% of the pre-IPO tax benefits at December 31, 2006. As of January 1, 2007, we will be required, under the terms of the Amended and Restated Tax Sharing Agreement, to pay 80% of the pre-IPO tax benefits if an acquisition of beneficial ownership occurs.

In addition, Transocean agreed to indemnify us for certain tax liabilities that existed as of the IPO date which are currently estimated to be $10.3 million. We recorded the tax indemnification by Transocean as a credit to additional paid-in capital with a corresponding offset to a receivable from Transocean.

Cautionary Statement About Forward — Looking Statements

This report contains both historical and forward-looking statements. All statements other than statements of historical fact are, or may be deemed to be, forward-looking statements. Forward-looking statements include information concerning our possible or assumed future financial performance and results of operations, including statements about the following subjects:

•	our strategy,

•	improvement in the fundamentals of the oil and gas industry,

•	the supply and demand imbalance in the oil and gas industry,

•	the correlation between demand for our rigs, our earnings and our customers’ expectations of energy prices,

•	expected improvement in demand for U.S. Gulf of Mexico jackup rigs in 2007,

•	our plans, expectations and any effects of focusing on agreements and marine assets and drilling for natural gas along the U.S. Gulf Coast, pursuing efficient, low-cost operations and a disciplined approach to capital spending, maintaining high operating standards and maintaining a conservative capital structure,

•	future taxes and the estimated tax benefits and estimated payments under our tax sharing agreement with Transocean,

•	expected capital expenditures,

•	expected general and administrative expense,

•	expectations regarding rig refurbishments and reactivations including anticipated costs, completion times and our ability to recover refurbishment costs and operating expenses under term contracts,

•	our ability to take advantage of opportunities for growth and our ability to respond effectively to market downturns,

•	sources and sufficiency of funds for required capital expenditures, working capital and debt service,

•	deep gas drilling opportunities,

•	operating standards,

•	payment of dividends,

•	competition for drilling contracts,

•	matters relating to derivatives,

•	matters related to our letters of credit and surety bonds,

•	future restructurings,

•	future transactions with unaffiliated third parties, including the possible sale of our Venezuelan assets,

•	matters relating to our future transactions, agreements and relationship with Transocean,

•	payments under agreements with Transocean,

•	interests conflicting with those of Transocean,

•	liabilities under laws and regulations protecting the environment,

•	expectations regarding the materiality to us of new or modified FASB pronouncements and other changes in generally accepted accounting principles,

•	results, effects and level of materiality of legal proceedings,

•	future utilization rates,

•	the expectations and assumptions we use to determine the fair value of stock options and restricted stock grants,

•	future dayrates,

•	expectations regarding improvements in offshore drilling activity,

•	demand for our drilling rigs and the future supply of rigs in the U.S. Gulf Coast, including the effect of new rigs being built,

•	our plan to operate primarily in the U.S. Gulf Coast, and

•	operating revenues, operating and maintenance expense, capital expenditures, insurance expense and deductibles, interest expense, debt levels and other matters with regard to our outlook.

Forward-looking statements in this report are identifiable by use of the following words and other similar expressions:

•	“anticipate,”

•	“believe,”

•	“budget,”

•	“could,”

•	“estimate,”

•	“expect,”

•	“forecast,”

•	“intent,”

•	“may,”

•	“might,”

•	“plan,”

•	“potential,”

•	“predict,”

•	“project,” and

•	“should.”

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

The table below presents scheduled debt maturities and related weighted-average interest rates for each of the years ending December 31, relating to debt obligations as of December 31, 2006:

								Fair Value at
	Scheduled Maturity Date							December 31,
	2007	2008	2009	2010	2011	Thereafter	Total	2006
	(In millions, except interest rate percentages)

Total Debt
Fixed Rate(a)	$—	$12.4	$—	$—	$—	$3.5	$15.9	$17.3
Average interest rate	—	9.1%	—	—	—	7.4%	8.7%	—

(a)	Expected maturity amounts are based on the face value of debt and do not reflect fair market value of debt.

A large part of our cash investments would earn commensurately higher rates of return if interest rates increase. Using December 31, 2006 cash investment levels, a one percent increase in interest rates would result in approximately $1.7 million of additional interest income per year.

Foreign Exchange Risk

Our international operations in Angola, Brazil, Mexico, Trinidad and Venezuela expose us to foreign exchange risk. We use a variety of techniques to minimize the exposure to foreign exchange risk. Our primary foreign exchange risk management strategy involves structuring customer contracts to provide for payment in both U.S. dollars and local currency. The payment portion denominated in local currency is based on anticipated local currency requirements over the contract term. We may also use foreign exchange derivative instruments or spot purchases. We do not enter into derivative transactions for speculative purposes. At December 31, 2006, we did not have any outstanding foreign exchange contracts.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of TODCO

We have audited the accompanying consolidated balance sheets of TODCO as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of TODCO at December 31, 2006 and 2005, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

As described in Notes 2 and 13 to the consolidated financial statements, effective January 1, 2006, the Company adopted the modified prospective provisions of Statement of Financial Accounting Standards No. 123 (revised), “Share-Based Payment”.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of TODCO’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2007 expressed an unqualified opinion thereon.

/s/  ERNST & YOUNG LLP

Houston, Texas
February 27, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of TODCO

We have audited management’s assessment, included in the accompanying Management’s Report on Responsibility for Internal Control over Financial Reporting, that TODCO maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). TODCO’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that TODCO maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, TODCO maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of TODCO as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2006 of TODCO and our report dated February 27, 2007 expressed an unqualified opinion thereon.

/s/  ERNST & YOUNG LLP

Houston, Texas
February 27, 2007

TODCO

CONSOLIDATED BALANCE SHEETS

	December 31,
	2006	2005
	(In millions, except
	share data)

ASSETS
Cash and cash equivalents	$169.3	$163.0
Accounts receivable
Trade	196.8	107.4
Other	32.5	19.7
Supplies	4.9	4.9
Deferred income taxes	11.0	8.4
Other current assets	12.8	17.9

Total current assets	427.3	321.3

Property and equipment	968.4	919.7
Less accumulated depreciation	517.1	436.7

Property and equipment, net	451.3	483.0

Other assets	10.6	20.7

Total assets	$889.2	$825.0

LIABILITIES AND STOCKHOLDERS’ EQUITY
Trade accounts payable	$66.1	$42.4
Accrued income taxes	21.8	10.9
Accrued income taxes — former parent	51.7	44.9
Debt due within one year	—	0.4
Debt due within one year — related party	—	2.9
Interest payable — related party	—	0.1
Other current liabilities	58.9	63.0

Total current liabilities	198.5	164.6

Long-term debt	16.4	16.6
Deferred income taxes	110.2	144.8
Other long-term liabilities	0.2	3.5

Total long-term liabilities	126.8	164.9

Commitments and contingencies
Preferred stock, $0.01 par value, 50,000,000 shares authorized, none outstanding	—	—
Common stock, $0.01 par value, 500,000,000 shares authorized, 57,742,030 shares and 61,521,990 outstanding at December 31, 2006 and 2005, respectively	0.6	0.6
Common stock, Class B, $0.01 par value, no shares authorized at December 31, 2006 and 260,000,000 shares authorized, none issued and outstanding at December 31, 2005	—	—
Additional paid-in capital	6,409.0	6,527.2
Retained deficit	(5,845.7)	(6,029.3)
Unearned compensation	—	(3.0)

Total stockholders’ equity	563.9	495.5

Total liabilities and stockholders’ equity	$889.2	$825.0

See accompanying notes.

TODCO

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2006	2005	2004
	(In millions, except
	per share amounts)

Operating revenues	$912.1	$534.2	$351.4
Costs and expenses
Operating and maintenance	510.2	323.2	259.7
Depreciation	86.2	96.0	95.7
General and administrative	41.3	37.7	34.0
Impairment loss on long-lived assets	0.4	—	2.8

	638.1	456.9	392.2
Operating income (loss)	274.0	77.3	(40.8)
Other income (expense), net
Interest income	9.8	3.5	0.6
Interest expense	(4.7)	(3.6)	(4.1)
Interest expense — related party	—	(0.2)	(3.4)
Gain on disposal of assets, net	11.6	25.1	6.5
Loss on retirement of debt	—	—	(1.9)
Other, net	0.8	1.8	1.8

	17.5	26.6	(0.5)
Income (loss) before income taxes and cumulative effect of a change in accounting principle	291.5	103.9	(41.3)
Income tax expense (benefit)	108.0	44.5	(12.5)

Income (loss) before cumulative effect of a change in accounting principle	183.5	59.4	(28.8)
Cumulative effect of a change in accounting principle, net of income tax	0.1	—	—

Net income (loss)	$183.6	$59.4	$(28.8)

Net income (loss) per common share:
Basic:
Income (loss) before cumulative effect of a change in accounting principle	$3.06	$0.98	$(0.52)
Cumulative effect of a change in accounting principle, net of income tax	—	—	—

Net income (loss) per common share	$3.06	$0.98	$(0.52)

Diluted:
Income (loss) before cumulative effect of a change in accounting principle	$3.04	$0.97	$(0.52)
Cumulative effect of a change in accounting principle, net of income tax	—	—	—

Net income (loss) per common share	$3.04	$0.97	$(0.52)

Weighted average common shares outstanding:
Basic	60.1	60.7	55.6
Diluted	60.5	61.4	55.6

See accompanying notes.

TODCO

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock				Additional
	Class A		Class B		Paid-in	Retained	Unearned	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Compensation	Equity
	(In millions)

Balance at December 31, 2003	—	—	12.1	0.1	6,136.3	(5,998.7)	—	137.7
Net loss						(28.8)		(28.8)
Debt for equity exchange			47.9	0.5	528.4			528.9
Conversation of common stock from Class B to Class A	60.0	0.6	(60.0)	(0.6)				—
Net distributions to parent					(181.4)			(181.4)
Equity contribution from parent					13.6			13.6
Issuance of restricted stock, net of forfeitures	0.3				4.4		(4.4)	—
Stock options granted					8.7			8.7
Amortization of unearned compensation							1.9	1.9

Balance at December 31, 2004	60.3	0.6	—	—	6,510.0	(6,027.5)	(2.5)	480.6
Net income						59.4		59.4
Dividend payment ($1.00 per share)						(61.2)		(61.2)
Net distributions to parent					(7.7)			(7.7)
IPO tax adjustment					0.1			0.1
Stock options exercised, net of tax benefit	1.1				17.8			17.8
Issuance of restricted stock, deferred performance units, and deferred stock awards, net of forfeitures	0.1				3.1		(3.6)	(0.5)
Stock options granted					3.9			3.9
Amortization of unearned compensation							3.1	3.1

Balance at December 31, 2005	61.5	$0.6	—	$—	6,527.2	(6,029.3)	(3.0)	495.5
Net income						183.6		183.6
Stock repurchase	(4.2)				(150.2)			(150.2)
Adoption of FAS 123(R)					(3.2)		3.0	(0.2)
Stock based compensation expense					6.5			6.5
Deferred stock award expense					0.7			0.7
Shares issued related to stock-based compensation plans	0.4				3.2			3.2
Excess tax benefits					3.9			3.9
Tax sharing agreement settlement					20.9			20.9

Balance at December 31, 2006	57.7	$0.6	—	$—	$6,409.0	$(5,845.7)	$—	$563.9

See accompanying notes.

TODCO

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2006	2005	2004
	(In millions)

Cash Flows from Operating Activities
Net income (loss)	$183.6	$59.4	$(28.8)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Cumulative effect of a change in accounting principle, net of tax	(0.1)	—	—
Depreciation	86.2	96.0	95.7
Deferred income taxes	(37.3)	(31.3)	(21.3)
Stock-based compensation expense	6.5	7.6	12.1
Net gain from disposal of assets	(11.6)	(25.1)	(6.5)
Impairment loss on long-lived assets	0.4	—	2.8
Amortization of debt fair value adjustments	0.2	0.9	0.2
Deferred income, net	(15.6)	13.3	4.3
Deferred expenses, net	9.1	1.2	1.6
Loss from retirement of debt	—	—	1.9
Excess tax benefit from stock based compensation	(3.9)	—	—
Changes in operating assets and liabilities, net of effects of distributions to related parties
Accounts receivable, net	(102.2)	(44.9)	(8.9)
Accounts payable and other current liabilities	32.4	25.7	(6.3)
Income taxes receivable/payable, net	42.4	37.7	7.9
Other, net	0.1	(4.1)	3.0

Net cash provided by operating activities	190.2	136.4	57.7

Cash Flows from Investing Activities
Capital expenditures	(59.7)	(22.4)	(12.4)
Proceeds from disposal of assets, net	14.5	35.8	12.8
Decrease (increase) in restricted cash	5.9	(0.3)	(11.9)
Proceeds from sale of oil and gas partnership	6.3	—	—
Investment in oil and gas partnerships	(6.3)	—	—

Net cash provided by (used in) investing activities	(39.3)	13.1	(11.5)

Cash Flows from Financing Activities
Stock repurchase	(150.2)	—	—
Dividends paid to stockholders	—	(61.2)	—
Repayments on other debt instruments	—	(7.7)	—
Proceeds from short-term borrowings	7.3	3.0	—
Repayments on short-term borrowings	(8.8)	(2.7)	—
Issuance of common stock under long-term incentive plans	3.2	17.8	—
Excess tax benefit from stock based compensation	3.9	—	—
Other, net	—	(0.8)	(1.1)

Net cash used in financing activities	(144.6)	(51.6)	(1.1)

Net increase in cash and cash equivalents	6.3	97.9	45.1
Cash and cash equivalents at beginning of period	163.0	65.1	20.0

Cash and cash equivalents at end of period	$169.3	$163.0	$65.1

See accompanying notes.

TODCO

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Nature of Business

TODCO (together with its subsidiaries and predecessors, unless the context requires otherwise, the “Company,” “we” or “our”), is a leading provider of contract oil and gas drilling services, primarily in the United States (“U.S.”) Gulf of Mexico shallow water and inland marine region, an area referred to as the U.S. Gulf Coast. The Company owns 64 drilling rigs, consisting of 24 jackup rigs, 27 inland barge rigs, three submersible rigs, one platform rig and nine land rigs. The Company contracts its drilling rigs, related equipment and work crews primarily on a dayrate basis to drill oil and natural gas wells. The Company also operates a fleet of 42 inland tugs, 19 offshore tugs, 36 crewboats, 30 deck barges, 17 shale barges, four spud barges and one offshore barge.

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

Note 2 — Summary of Significant Accounting Policies and Basis of Consolidation

Basis of Consolidation — The Company consolidates all majority owned subsidiaries in which the Company, either through direct or indirect ownership, has a controlling financial interest. In addition, the Company consolidates all variable interest entities where it is the primary beneficiary. All intercompany transactions and accounts have been eliminated.

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

Cash and Cash Equivalents — Cash equivalents are stated at cost plus accrued interest, which approximates fair value. Cash equivalents are highly liquid investments with an original maturity of three months or less. Generally, the maturity date of the Company’s cash equivalent investments is the next business day. As of December 31, 2006, the Company had $85.0 million in Euro dollar time deposits. As of December 31, 2006 and 2005, the Company had $6.3 million and $12.2 million, respectively, of restricted cash to support four performance bonds issued in connection with our contracts with Pemex Exploration and Production (“PEMEX”), the Mexican national oil company. This restricted cash is included in other non-current assets on the consolidated balance sheet.

Accounts Receivable and Allowance for Doubtful Accounts — Accounts receivable trade are stated at the historical carrying amount net of write-offs and allowance for doubtful accounts receivable. Interest receivable on delinquent accounts receivable is included in the accounts receivable trade balance and recognized as interest income when chargeable and collectibility is reasonably assured. Uncollectible accounts receivable trade are written off when a settlement is reached for an amount that is less than the outstanding historical balance. The Company establishes an allowance for doubtful accounts receivable on a case-by-case basis when it believes the collection of specific amounts owed is unlikely to occur. This allowance was $0.5 million, $0.4 million and $0.2 million at December 31, 2006, 2005 and 2004, respectively.

Materials and Supplies — Materials and supplies are carried at the lower of average cost or market less an allowance for obsolescence. Such allowance was $0.8 million, $0.3 million and $0.3 million at December 31, 2006, 2005 and 2004, respectively.

TODCO

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Property and Equipment — Property and equipment consists primarily of offshore drilling rigs and related equipment at December 31, 2006. The carrying values of these assets are based on estimates, assumptions and judgments relative to capitalized costs, useful lives and salvage values of the Company’s rigs. These estimates, assumptions and judgments reflect both historical experience and expectations regarding future industry conditions and operations. The Company provides for depreciation using the straight-line method after allowing for salvage values. Estimated useful lives of drilling units range from 10 to 15 years for the majority of the Company’s drilling units. Expenditures for renewals, replacements and improvements are capitalized. Maintenance and repairs are charged to operating expense as incurred. Upon sale or other disposition to third parties, the applicable amounts of asset cost and accumulated depreciation are removed from the accounts and the net amount, less proceeds from disposal, is charged or credited to income.

Impairment of Other Long-Lived Assets — The carrying value of long-lived assets, principally property and equipment, is reviewed for potential impairment when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable as prescribed by the Financial Accounting Standard Board’s (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for Impairment on Disposal of Long-Lived Assets (“SFAS 144”). For property and equipment held for use, the determination of recoverability is made based upon the estimated undiscounted future net cash flows of the related asset or group of assets being evaluated. Property and equipment held for sale are recorded at the lower of net book value or net realizable value. See Note 9.

Operating Revenues and Expenses — Operating revenues are recognized as services are rendered, based on contractual daily rates, if collectibility is reasonably assured. In connection with drilling contracts, the Company may receive revenues for preparation and mobilization of equipment and personnel or for capital improvements to rigs. In connection with new drilling contracts, revenues earned and incremental costs incurred directly related to the preparation and mobilization of the rig are deferred and recognized over the primary contract term of the drilling project for contracts that have a primary contract term of two months or longer and where such amounts are material. Costs of relocating drilling units without contracts to more promising areas are expensed as incurred. Revenues and expenses associated with the demobilization of drilling units are recognized upon completion of the related drilling contracts. Capital upgrade revenues received are deferred and recognized over the primary contract term of the drilling project. The actual cost incurred for the capital upgrade is depreciated over the estimated remaining useful life of the asset.

At December 31, 2006 and 2005, $8.7 million and $17.8 million, respectively, in deferred contract preparation and mobilization costs were included as assets in the Company’s consolidated balance sheets. During the years ended December 31, 2006, 2005 and 2004, the Company amortized $16.4 million, $11.2 million and $12.0 million, respectively, of these costs to expense, which is included in operating and maintenance expense in the Company’s consolidated statements of operations.

Foreign Currency Translation — The Company accounts for translation of foreign currency in accordance with SFAS No. 52, Foreign Currency Translation. The majority of the Company’s revenues and expenditures are denominated in U.S. dollars to limit the Company’s exposure to foreign currency fluctuations, resulting in the use of the U.S. dollar as the functional currency for all of the Company’s operations. Foreign currency exchange gains and losses are included in other income (expense), net as incurred. Net foreign currency exchange gains (losses) were $(1.1) million, $0.8 million and $1.7 million for the years ended December 31, 2006, 2005 and 2004, respectively.

Income Taxes — Income taxes have been provided based upon the tax laws and rates in the countries in which operations are conducted and income is earned. Deferred tax assets and liabilities are recognized for the anticipated future tax effects of temporary differences between the financial statement basis and the tax basis of the Company’s assets and liabilities using the applicable tax rates in effect at year end. A valuation allowance for deferred tax assets is recorded when it is more likely than not that some or all of the benefit from the deferred tax asset will not be realized. In conjunction with the IPO, the Company entered into a tax sharing agreement with Transocean. See Notes 11 and 12.

TODCO

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock-Based Compensation — Effective January 1, 2003, the Company adopted the fair value method of accounting for stock-based compensation using the prospective method of transition under Statement of Financial Accounting Standards (“SFAS”) 123, Accounting for Stock-based Compensation (“SFAS 123”). Under the prospective method and in accordance with the provisions of SFAS 148, Accounting for Stock-Based Compensation — Transition and Disclosure (“SFAS 148”), the recognition provisions are applied to all employee awards granted, modified or settled after January 1, 2003. Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”), using the modified prospective transition method and therefore has not restated results for prior periods. Under this transition method, stock-based compensation expense for fiscal 2006 includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provision of SFAS 123. Stock-based compensation expense for all stock-based compensation awards granted after January 1, 2006 is based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. As a result of the Company having adopted SFAS 123 in an earlier period, the adoption of SFAS 123R in the first quarter of 2006 had an immaterial effect on income, cash flows, and results of operations. Under the fair value recognition provisions of SFAS 123R, the Company recognizes stock-based compensation net of an estimated forfeiture rate and only recognizes compensation cost for those shares expected to vest on a straight-line basis over the requisite service period of the award, which is generally a vesting term of three years. (See Note 13 of the Notes to Consolidated Financial Statements for a further discussion on stock-based compensation.)

SFAS 123R requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those share-based payments (excess tax benefits) to be classified as financing cash flows. The Company classified $3.9 million in excess tax benefits as a financing cash inflow during the year ended December 31, 2006, in accordance with SFAS 123R.

In conjunction with the IPO in February 2004, the Company recognized all future stock-based compensation expense related to Transocean stock options granted to employees (see Note 13). As a result, the Company no longer has any reconciling items between reported net income and pro forma net income as all stock-based employee compensation expense included in reported net income after the IPO is calculated under the fair value method promulgated by SFAS 123.

FIN 48 — In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006, which is the Company’s 2007 fiscal year, and its provisions are to be applied to all tax positions upon initial adoption. Upon adoption of FIN 48, only tax positions that meet a “more likely than not” threshold at the effective date may be recognized or continue to be recognized. The cumulative effect of applying FIN 48, if any, is to be reported as an adjustment to the opening balance of retained earnings in the year of adoption. The Company is evaluating the impact that FIN 48 will have on our financial statements.

Reclassifications — Certain reclassifications have been made to prior period amounts to conform with the current presentation.

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

TODCO

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Before completion of the IPO, the Company entered into various agreements to complete the separation of the Shallow Water business from Transocean, including an employee matters agreement, a master separation agreement and a tax sharing agreement. The master separation agreement provides for, among other things, the assumption by the Company of liabilities relating to the Shallow Water business and the assumption by Transocean of liabilities unrelated to the Shallow Water business, including the indemnification of losses that may occur as a result of certain of the Company’s ongoing legal proceedings. See Note 12.

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

TODCO

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Repurchase — In August 2006, the Board of Directors authorized the repurchase of up to $150 million of its common stock. The Company completed this repurchase and retired 4.2 million shares of its common stock under this plan at an average price of $35.55 per share, including transaction fees, during the third quarter of 2006. The repurchase was funded with existing cash balances. Total consideration of $150.2 million paid to repurchase the shares and the related brokerage commissions was recorded in stockholders’ equity as a reduction in common stock and additional paid-in capital.

Common Stock Dividend — On August 2, 2005, the Company’s Board of Directors declared a special cash dividend of $1.00 per common stock share, payable on August 25, 2005 to stockholders of record on August 15, 2005. The Company received a waiver from the lenders under its revolving credit facility to pay this special cash dividend of $61.2 million.

Note 4 — Delta Towing

Prior to January 1, 2006, the Company owned a 25 percent equity interest in Delta Towing LLC (“Delta Towing”), a joint venture formed to own and operate the Company’s U.S. marine support vessel business, consisting primarily of shallow water tugs, crewboats and utility barges. The Company previously contributed its support vessel business to the joint venture in return for a 25 percent ownership interest and certain secured notes receivable from Delta Towing with a face value of $144.0 million. The remaining 75 percent ownership interest was held by affiliates of Edison Chouest Inc. (“Chouest”), which also loaned Delta Towing $3.0 million (see Note 5).

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

In January 2006, the Company purchased Chouest’s 75% interest in Delta Towing for $1.1 million, including the extinguishment of Delta Towing’s $2.9 million related party note to Chouest. The acquisition of the 75% interest was accounted for under the purchase method of accounting. As a result, the Company recognized a purchase price adjustment of $3.9 million, which reduced, on a pro rata basis, amounts assigned to Delta Towing’s acquired assets. The purchase of the additional interest in Delta Towing did not have a material effect on the Company’s consolidated results of operations, financial position or cash flows for the year ended December 31, 2006, since Delta Towing was already consolidated in the Company’s consolidated financial statements in accordance with FIN 46.

TODCO

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 5 — Debt

Debt and capital lease obligations, net of unamortized discounts and premiums were comprised of the following (in millions):

	Third Party		Related Party
	December 31,	December 31,	December 31,	December 31,
	2006	2005	2006	2005

6.75% Senior Notes, due April 2005	$—	$—	$—	$—
6.95% Senior Notes, due April 2008	2.2	2.2	—	—
7.375% Senior Notes, due April 2018	3.5	3.5	—	—
9.5% Senior Notes, due December 2008	10.7	10.9	—	—
Other Debt — Related Party	—	—	—	2.9
Other Debt	—	0.4	—	—

Total	16.4	17.0	—	2.9
Less debt due within one year	—	0.4	—	2.9

Total long-term debt	$16.4	$16.6	$—	$—

Third Party Debt — Revolving Credit Facility.  In December 2005, the Company entered into a four-year, $200 million floating-rate secured revolving credit facility (the “2005 Facility”). The 2005 Facility is secured by most of the Company’s drilling rigs, receivables, the stock of most of its U.S. subsidiaries and is guaranteed by some of its subsidiaries. Borrowings under the 2005 Facility bear interest at the Company’s option at either (1) the higher of (A) the prime rate and (B) the federal funds rate plus 0.5%, plus a margin in either case of 1.25% or (2) the London Interbank Offering Rate (LIBOR) plus a margin of 1.60%. Commitment fees on the unused portion of the 2005 Facility are 0.55% of the average daily available portion and are payable quarterly. Borrowings and letters of credit issued under the 2005 Facility may not exceed the lesser of $200 million or one third of the fair market value of the drilling rigs securing the facility, as determined from time to time by a third party approved by the agent under the facility.

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

The revolving credit facility provides, among other things, for the issuance of letters of credit that the Company may utilize to guarantee performance under some drilling contracts, as well as insurance, tax and other obligations in various jurisdictions. The 2005 Facility also provides for customary fees and expense reimbursements and includes other covenants (including limitations on the incurrence of debt, mergers and other fundamental changes, asset sales and dividends) and events of default (including a change of control) that are customary for similar secured non-investment grade facilities.

During the years ended December 31, 2006, 2005 and 2004, the Company recognized $1.1 million, $0.9 million and $1.2 million, respectively, in interest expense related to commitment fees on the unused portion of the related credit facility and amortized $0.4 million, $1.2 million and $1.1 million, respectively, in deferred

TODCO

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

financing costs as a component of interest expense. At December 31, 2006 and 2005, the Company had no borrowings outstanding under our credit facility.

Senior Notes — In February 2004, prior to the Company’s IPO, the Company completed the exchange of certain outstanding Senior Notes held by Transocean for shares of the Company’s Class B common stock (see Note 3 of the Notes to Consolidated Financials Statements for a description of this transaction). In connection with the exchange, the Company recognized $3.1 million in interest expense related to these notes in 2004. In addition, the Company expensed the remaining balance of deferred consent fees associated with these notes and recognized a $1.9 million loss on retirement of debt in 2004. Following the IPO, the Company had Senior Notes outstanding bearing interest at 6.75%, 6.95%, 7.375% and 9.5%.

In April 2005, the Company repaid the outstanding balance of $7.7 million related to the 6.75% Senior Notes. At December 31, 2006, approximately $2.2 million, $3.5 million, and $10.2 million principal amount of the 6.95%, 7.375%, and 9.5% Senior Notes, respectively, due to third parties were outstanding. The fair value of these notes at December 31, 2006 was approximately $2.3 million, $3.8 million, and $11.2 million, respectively, based on the most recent market valuations. The Company recognized $1.2 million, $1.3 million, and $1.7 million, respectively, in interest expense related to these notes for the years ended December 31, 2006, 2005 and 2004. After accounting for the effect of the amortization of the discounts, premiums and fair value adjustments on interest expense, the effective rates of the 6.95%, 7.375% and 9.5% Senior Notes are 6.81%, 7.36% and 7.2%, respectively.

Other Debt — Related Party — In connection with the acquisition of the U.S. marine support vessel business, Delta Towing entered into a $3.0 million note agreement with Chouest dated January 30, 2001. As of December 31, 2005, the balance outstanding under the note was $2.9 million. The note bore interest at 8 percent per annum, payable quarterly. The note had been classified as a current obligation in the Company’s consolidated balance sheet at December 31, 2005 as Delta Towing was in default on this note payable. Interest expense related to the note was $0.2 million and $0.3 million, respectively, for the years ended December 31, 2005 and 2004. In January 2006, the Company purchased Chouest’s 75% interest in Delta Towing for $1.1 million, including the extinguishment of Delta Towing’s $2.9 million related party note to Chouest. No interest expense related to this note was recognized for the year ended December 31, 2006.

Other Debt — In response to the increase in U.S. dollar remittances, the Company entered into an unsecured line of credit with a bank in Venezuela in the third quarter of 2004 to provide a maximum of 4.5 billion Venezuela Bolivars, subsequently increased in March 2006 to $6.0 billion Venezuela Bolivars ($2.8 million U.S. dollars at the current exchange rate at December 31, 2006) in order to establish a source of local currency to meet the current obligations in Venezuela Bolivars as necessary. Each draw on the line of credit is denominated in Venezuela Bolivars and is evidenced by a 30-day promissory note that bears interest at the then market rate as designated by the bank which is currently 14%. The promissory notes are pre-payable at any time at the Company’s option. However, if not repaid within 30 days, the promissory notes may be renewed at mutually agreeable terms for an additional 30-day period at the then designated interest rate. There are no commitment fees payable on the unused portion of the line of credit, and the facility is reviewed annually by the bank’s board of directors. At December 31, 2005, the Company had a balance of $0.4 million outstanding under this line of credit. There were no borrowings outstanding under this line of credit at December 31, 2006. For the years ended December 31, 2006 and 2005, the Company recognized $0.2 million and $0.1 million in interest expense, respectively, related to the line of credit. There was no interest expense recognized in 2004.

Capital Lease Obligations — From time to time the Company enters into capital lease agreements for certain drilling equipment. In January 2004 and during 2003, the Company entered into three such capital lease agreements and exercised options to buy-out the remaining terms of these lease agreements for $2.3 million in the second quarter of 2004. In August 2004, the Company entered into a two-year capital lease agreement for $0.9 million with a final maturity date in July 2006. The Company exercised its option to buy-out the remaining term of this lease agreement in February 2005 for $0.7 million. The Company entered into additional capital lease agreements for $1.1 million each in January 2005 and June 2005. The Company exercised its option to buy-out the remaining term

TODCO

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of these lease agreements in November 2005. As of December 31, 2006, the Company has no capital lease obligations. Interest expense which was not significant in 2005 and 2004 is included in interest expense. Depreciation expense on these assets which was not significant in 2005 or 2004 is included in depreciation expense. There was no interest expense or depreciation expense recorded in 2006.

Note 6 — Financial Instruments and Risk Concentration

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

The Company’s primary foreign exchange risk management strategy involves structuring customer contracts to provide for payment in both U.S. dollars and local currency. The payment portion denominated in local currency is based on anticipated local currency requirements over the contract term. Foreign exchange derivative instruments, specifically foreign exchange forward contracts, may be used to minimize foreign exchange risk in instances where the primary strategy is not attainable. A foreign exchange forward contract obligates the Company to exchange predetermined amounts of specified foreign currencies at specified exchange rates on specified dates or to make an equivalent U.S. dollar payment equal to the value of such exchange. At December 31, 2006 and 2005, the Company did not have any outstanding foreign exchange derivative instruments.

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

At December 31, 2006 and 2005, the Company did not have any interest rate swap agreements outstanding.

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

The Company derives the majority of its revenue from services to international oil companies and government-owned and government-controlled oil companies. Receivables are concentrated in various countries (see Note 16). The Company maintains an allowance for doubtful accounts receivable based upon expected collectibility. The Company is not aware of any significant credit risks relating to its customer base and does not generally require collateral or other security to support customer receivables.

TODCO

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 7 — Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash and Cash Equivalents — The carrying amount of cash and cash equivalents approximates fair value because of the short maturity of those instruments.

Debt — The fair value of the Company’s third party debt is estimated based on the current rates offered to the Company for debt of the same remaining maturities.

	December 31, 2006		December 31, 2005
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
	(In millions)

Cash and cash equivalents	$169.3	$169.3	$163.0	$163.0
Debt — third party	$16.4	$17.3	$17.0	$16.4
Debt — related party	$—	$—	$2.9	$1.1

Note 8 — Other Current Liabilities

Other current liabilities are comprised of the following (in millions):

	December 31,
	2006	2005

Accrued self-insurance claims	$19.9	$16.3
Deferred income	10.3	23.3
Accrued payroll and employee benefits	17.9	13.3
Accrued taxes, other than income	7.7	9.2
Other	3.1	0.9

Total other current liabilities	$58.9	$63.0

Note 9 — Impairment of Long-Lived Assets

In December 2004, the Company recorded a $2.8 million pre-tax impairment charge related to the planned decommissioning of the three lake barges in Venezuela which had ceased to be used as operational assets. During 2006, an additional pre-tax impairment charge of $0.4 million related to these assets was recognized.

The impairment losses noted above have been included in the Company’s reportable segments results based on the segment of each of the assets impaired. See Note 16.

TODCO

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 10 — Supplementary Cash Flow Information

Supplementary cash flow information relating to operations is as follows (in millions):

	Year Ended December 31,
	2006	2005	2004

Interest paid	$4.4	$3.2	$3.7
Income taxes paid, net	103.8	2.6	0.4
Non-cash financing activities:
Tax sharing agreement settlement(a)	(20.9)	—	—
Debt-for-equity exchange(b)	—	—	(528.9)
Equity contributions from parent, net of distributions(c)	—	7.7	169.7

(a)	As a result of the November 27, 2006, settlement of the disputes connected with the Tax Sharing Agreement the Company entered into with Transocean in connection with its IPO, the Company increased paid-in capital for the year ended December 31, 2006, by $20.9 million resulting from the excess tax deductions arising from the exercise of Transocean stock options by current and former employees and directors of the Company. See Note 11 for further discussion.

(b)	Prior to the closing of the Company’s IPO in February 2004, the Company completed a non-cash exchange of $528.9 million in long-term related party notes payable to Transocean and related accrued interest payable for shares of the Company’s Class B common stock (see Notes 3 and 5).

(c)	In connection with the closing of the IPO, the Company completed certain equity transactions related to the Company’s separation from Transocean. In February 2004, the Company recorded business and tax indemnities of the Company by Transocean of $10.7 million as an increase in accounts receivable-related party and an increase in additional paid-in capital and transferred to Transocean $1.0 million of intercompany payable balances as of the IPO date as an increase in additional paid-in capital (see Note 3). Additionally, the Company recorded the book transfer of substantially all pre-IPO income tax benefits to Transocean of $181.4 million as a decrease in deferred income tax assets and a decrease in additional paid-in capital. In the first quarter of 2005, the Company recorded an additional $7.7 million in pre-IPO deferred state tax liabilities that existed at the IPO. This recognition resulted in a $7.7 million reduction in additional paid-in capital, $0.9 million of deferred state tax benefit and a $6.8 million increase in deferred tax liabilities (see Note 11).

Note 11 — Income Taxes

Income tax expense (benefit) from continuing operations before minority interest and cumulative effect of a change in accounting principle consisted of the following (in millions):

	Year Ended December 31,
	2006	2005	2004

Current:
Federal	$132.5	$70.0	$7.7
Foreign	5.5	1.8	0.3
State	7.3	4.0	0.8

Total current	145.3	75.8	8.8

Deferred:
Federal	(33.7)	(34.4)	(21.3)
Foreign	(2.2)	5.3	—
State	(1.4)	(2.2)	—

Total deferred	(37.3)	(31.3)	(21.3)

Income tax expense (benefit) before minority interest and cumulative effect of a change in accounting principle	$108.0	$44.5	$(12.5)

TODCO

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The domestic and foreign components of income (loss) from continuing operations before income taxes, minority interest and cumulative effect of a change in accounting principle were as follows (in millions):

	Year Ended December 31,
	2006	2005	2004

Domestic	$259.3	$105.9	$(31.7)
Foreign	32.2	(2.0)	(9.6)

	$291.5	$103.9	$(41.3)

The effective tax rate, as computed on income (loss) from continuing operations before income taxes, minority interest and cumulative effect of a change in accounting principle differs from the statutory U.S. income tax rate due to the following:

	Year Ended December 31,
	2006	2005	2004

Statutory tax rate	35.0%	35.0%	35.0%
Foreign tax expense (net of federal benefit)	0.5	6.6	(0.5)
State tax expense (net of federal benefit)	1.8	1.7	(2.0)
Change in valuation allowance	0.3	(2.4)	(2.2)
Provision to return adjustment	—	1.6	—
Other	(0.6)	0.3	(0.1)

Effective tax rate	37.0%	42.8%	30.2%

Deferred income taxes result from those transactions that affect financial and taxable income in different years. The nature of these transactions and the income tax effect of each were as follows (in millions):

	December 31,
	2006	2005

Deferred Tax Assets
Net tax operating and other loss carryforwards	$184.2	$271.0
Minimum tax and other credit carryforwards	22.5	15.8
Accrued expenses	14.1	14.3
Stock compensation expense	3.5	2.7
Other	6.0	5.3
Net tax sharing agreement obligation to Transocean	(195.4)	(282.1)
Valuation allowance	(19.8)	(18.7)

Total deferred tax assets	15.1	8.3

Deferred Tax Liabilities
Depreciation	(111.3)	(138.5)
Other	(3.0)	(6.2)

Total deferred tax liabilities	(114.3)	(144.7)

Net deferred tax liabilities	$(99.2)	$(136.4)

Until the IPO in February 2004, the Company was a member of an affiliated group that included its parent company, Transocean Holdings, an affiliate of Transocean. Current and deferred taxes are allocated based upon

TODCO

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

what the Company’s tax provision (benefit) would have been had the Company filed a separate tax return for all periods presented.

The $1.1 million increase in the valuation allowance during 2006 is primarily due to the valuation allowance for potential tax benefit that could be recognized related to the two land rigs mobilized from Venezuela to the United States for reactivation during the year. As of December 31, 2006, the valuation allowance primarily reflects an allowance against the foreign basis differences of $11.1 million, and the possible expiration of tax benefits associated with Delta Towing of $4.8 million, the two aforementioned land rigs of $1.1 million and foreign NOLs totaling $2.8 million because, in the opinion of management, it is more likely than not that some or all of the benefits will not be realized.

Recapitalizations of Reading & Bates Corporation (“R&B”) in 1989 and 1991, the merger of R&B and Falcon Drilling Company, Inc. in 1997, the Transocean Merger in 2001 and the “ownership change” that occurred following the Company’s secondary stock offering in September 2004, resulted in ownership changes for purposes of Section 382 of the Internal Revenue Code of 1986, as amended. As a result, the Company’s ability to utilize certain of its tax benefits is subject to an annual limitation. However, the Company believes that, in light of the amount of the annual limitation, it should not have a material effect on the Company’s ability to utilize its tax benefits for the foreseeable future. The amount of consolidated U.S. NOLs allocated to the Company and available after consideration of the ownership change limitation was approximately $513 million as of December 31, 2006. These NOLs expire in the years 2016 through 2024. The amount of foreign NOLs available was approximately $15 million, of which approximately $6 million expire if not used between 2007 and 2016, and the remainder can be carried forward indefinitely.

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

TODCO

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

It was TODCO’s belief that the tax sharing agreement only required TODCO to pay Transocean for deductions related to stock option exercises by persons who were TODCO employees on the date of exercise. Transocean disagreed with TODCO’s interpretation of the tax sharing agreement as it related to this issue and believed that TODCO must pay for all stock option exercises, regardless of whether any employment or other service provider relationship may have terminated prior to the exercise of the employee stock option. As such, Transocean initiated dispute resolution proceedings against TODCO.

A negotiated settlement of that dispute was reached on November 27, 2006. As a result of the settlement, the Company and Transocean executed an Amended and Restated Tax Sharing Agreement reflecting the terms of the settlement. Under the terms of the settlement, the Company will now pay Transocean for only 55% of the value of the tax deductions arising from the exercise of the Transocean stock options by current and former employees and directors of the Company, or a 45% discount from the September 2005 demand by Transocean. This discounted payment rate applies retroactively to amounts previously accrued by the Company and to future payments. Further, under the terms of the original Tax Sharing Agreement, the Company’s use of certain state and foreign tax assets reduced its ability to receive the federal tax benefit for the use of such tax assets that otherwise would have been available in the amount of $2.9 million. The Amended and Restated Tax Sharing Agreement gives the Company credit for the federal tax benefit that otherwise would have been available in connection with the use of such assets for past and future periods.

During the dispute with Transocean, the Company continued to accrue liabilities based on Transocean’s interpretation of the Tax Sharing Agreement. As a result, upon settlement of this dispute, the Company eliminated $44.5 million in liability to Transocean by paying it $22.0 million, increasing additional paid-in capital by $20.9 million. In the future as Transocean stock option deductions are generated under the Amended Tax Sharing Agreement, the Company will reduce current taxes payable by the entire amount of the Transocean stock option deduction, pay Transocean for 55% of the deduction and increase additional paid-in capital by 45% of the deduction.

The Company utilized pre-IPO income tax benefits to offset its current federal income tax obligation during the years ended December 31, 2006 and 2005. After accounting for payments made to Transocean, the Company had a liability to Transocean of $51.3 million and $43.8 million as of December 31, 2006 and 2005, respectively. Additionally, during the years ended December 31, 2006 and 2005, the Company utilized pre-IPO state tax benefits which, after payments made to Transocean, resulted in a liability to Transocean of $0.4 million and $0.1 million as of December 31, 2006 and 2005, respectively. The Company also utilized pre-IPO foreign tax benefits during 2005 which, after payments made to Transocean, resulted in a liability to Transocean of $1.0 million at December 31, 2005. There was no liability due to Transocean for the utilization of foreign tax benefits at December 31, 2006. As of December 31, 2006 and 2005, the Company estimates it owed Transocean $51.7 million and $44.9 million, respectively, for pre-IPO federal, state and foreign income tax benefits utilized.

As of December 31, 2006, the Company had approximately $195 million of estimated pre-IPO income tax benefits subject to the obligation to reimburse Transocean. If an acquisition of beneficial ownership had occurred on December 31, 2006, the estimated amount that the Company would have been required to pay Transocean would

TODCO

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

have been approximately $137 million, or 70% of the pre-IPO tax benefits at December 31, 2006. As of January 1, 2007, the Company will be required, under the terms of the Amended and Restated Tax Sharing Agreement, to pay 80% of the pre-IPO tax benefits if an acquisition of beneficial ownership occurs.

Note 12 — Commitments and Contingencies

Operating Leases — The Company has operating leases covering premises and equipment. Certain operating leases contain renewal options. Rental and lease expense was $36.5 million, $21.7 million and $13.6 million for the three years ended December 31, 2006, 2005 and 2004, respectively. As of December 31, 2006, future minimum lease payments relating to operating leases were as follows (in millions):

Years Ended
December 31,

2007	1.2
2008	1.2
2009	1.2
2010	1.2
2011	1.2
Thereafter	2.1

Total	$8.1

TODCO vs. Transocean Inc. and Transocean Holdings Inc. (“Transocean”).  The Company was engaged in an arbitration proceeding against its former parent corporation, Transocean Inc. (NYSE: RIG) and its subsidiary, Transocean Holdings Inc. (collectively, “Transocean”), over disputes arising out of the Tax Sharing Agreement that the Company entered into with Transocean in connection with its initial public offering in 2004. A negotiated settlement of that dispute was reached on November 27, 2006. As a result of the settlement, the Company and Transocean executed an Amended and Restated Tax Sharing Agreement reflecting the terms of the settlement. See Note 11.

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

Robert E. Aaron et al. vs. Phillips 66 Company et al. Circuit Court, Second Judicial District, Jones County, Mississippi.  This is the case name used to refer to several cases filed in the Circuit Courts of the State of Mississippi involving 768 persons that alleged personal injury arising out of asbestos exposure in the course of their employment by the defendants between 1965 and 2002. The complaints named as defendants, among others, certain of the Company’s subsidiaries and certain of Transocean’s subsidiaries to whom the Company may owe indemnity and other unaffiliated defendant companies, including companies that allegedly manufactured drilling related products containing asbestos that are the subject of the complaints. The number of unaffiliated defendant companies involved in each complaint ranged from approximately 20 to 70. The complaints allege that the defendant drilling contractors used asbestos-containing products in offshore drilling operations, land based drilling operations and in drilling structures, drilling rigs, vessels and other equipment and assert claims based on, among other things, negligence and strict liability, and claims authorized under the Jones Act. The plaintiffs seek, among other things, awards of unspecified compensatory and punitive damages. All of these cases were assigned to a special master who has approved a form of questionnaire to be completed by plaintiffs so that claims made would be properly served

TODCO

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

against specific defendants. As of the date of this report, approximately 699 questionnaires were returned and the remaining plaintiffs, who did not submit a questionnaire reply, have had their suits dismissed without prejudice. Of the respondents, approximately 103 shared periods of employment by Transocean and TODCO which could lead to claims against either company, even though many of these plaintiffs did not state in their questionnaire answers that the employment actually involved exposure to asbestos. After providing the questionnaire, each plaintiff was further required to file a separate and individual amended complaint naming only those defendants against whom they had a direct claim as identified in the questionnaire answers. Defendants not identified in the amended complaints were dismissed from the plaintiffs’ litigation. To date, three plaintiffs named the Company as a defendant in their amended complaints. It is possible that some of the plaintiffs who have filed amended complaints and have not named the Company as a defendant may attempt to add the Company as a defendant in the future when case discovery begins and greater attention is given to each individual plaintiff’s employment background. The Company continues to monitor a small group of these other cases. The Company has not determined which entity would be responsible for such claims under the Master Separation Agreement between Transocean and the Company. The Company has not yet had an opportunity to conduct any additional discovery to verify the number of plaintiffs, if any, that were employed by the Company’s subsidiaries or Transocean’s subsidiaries or otherwise have any connection with the Company’s or Transocean’s drilling operations. The Company intends to defend itself vigorously and, based on the limited information available at this time, does not expect the ultimate outcome of these lawsuits to have a material adverse effect on its consolidated results of operations, financial position or cash flows.

Under a master separation agreement entered into in connection with the IPO, Transocean has agreed to indemnify the Company for any losses it incurs as a result of the legal proceedings described in the following paragraph. See Note 3.

In December 2002, the Company received an assessment for corporate income taxes from SENIAT, the national Venezuelan tax authority, of approximately $20.7 million (based on the current exchange rates at the time of the assessment and inclusive of penalties) relating to calendar years 1998 through 2000. In March 2003, the Company paid approximately $2.6 million of the assessment, plus approximately $0.3 million in interest, and the Company is contesting the remainder of the assessment. After the Company made the partial assessment payment, the Company received a revised assessment in September 2003 of approximately $16.7 million (based on the current exchange rates at the time of the assessment and inclusive of penalties). Thereafter, the Company filed an administrative tax appeal with SENIAT and the tax authority rendered a decision that reduced the tax assessment to $8.1 million (based on the current exchange rates at the time of the decision). The Company then initiated a judicial tax court appeal with the Venezuelan Tax Court to set aside the $8.1 million administrative tax assessment. The Company does not expect the ultimate resolution of this assessment to have a material impact on its consolidated results of operations, financial condition or cash flows.

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

Surety Bonds — As is customary in the contract drilling business, the Company also has various surety bonds totaling $38.8 million in place as of December 31, 2006 that secure customs obligations and certain performance and other obligations. These bonds were issued primarily in connection with the Company’s contracts with PEMEX and Petroleos de Venezuela (“PDVSA”), the Venezuelan national oil company.

TODCO

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Self-Insurance — The Company is at risk for the deductible portion of its insurance coverage. In the opinion of management, adequate accruals have been made based on known and estimated exposures up to the deductible portion of the Company’s insurance coverages.

Rig Reactivations — In anticipation of rig reactivations in 2007, the Company has placed orders for equipment with long lead times, including a $5.5 million commitment for 4 top-drives and $21.7 million of drill pipe for delivery in 2007 for reactivations and capital upgrades.

Note 13 — Stock-Based Compensation Plans

TODCO Long-Term Incentive Plan (the “2004 Plan”) — In February 2004, the Company adopted the 2004 Plan, a long-term incentive plan for certain employees and non-employee directors of the Company, in order to provide additional incentives and to increase the personal stake of participants in the continued success of the Company. The 2004 Plan provided for the grant of options to purchase shares of the Company’s common stock, restricted stock, deferred stock units, share appreciation rights, cash awards, supplemental payments to cover tax liabilities associated with the aforementioned types of awards, and performance awards. Most awards under the 2004 Plan vest over a three-year period. A maximum of 3,000,000 shares of the Company’s common stock were reserved for issuance under the Plan. In May 2005, the stockholders approved the TODCO 2005 Long-Term Incentive Plan and no further awards will be granted under the 2004 Plan.

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

Compensation cost that has been charged against income for the plans for the years ended December 31, 2006, 2005 and 2004 was $6.5 million, $7.6 million and $10.6 million, respectively. Upon the adoption of FAS 123(R), discussed in Note 2 to the Consolidated Financial Statements, the Company recognized these compensation costs in 2006 net of a forfeiture rate and recognizes the compensation costs for only those shares expected to vest on a straight-line basis over the requisite service period of the award. The Company estimated the forfeiture rate for restricted stock awards for fiscal 2006 based on its historical experience during the preceding two fiscal years which represents the period since the IPO. No forfeiture rate was estimated prior to 2006 and costs were recognized on a straight-line basis over the requisite service period of the award with forfeitures recorded in the period which the option or award was forfeited. The adoption of FAS 123(R) resulted in the Company recognizing a credit of $0.1 million, net of tax, from the cumulative effect of the accounting principle change. Due to the fact that stock options, deferred stock awards and deferred performance units are issued to a limited number of employees and directors, no estimate of forfeitures are included for these awards. The total income tax benefit recognized in the income statement for share-based compensation arrangements was $2.3 million, $2.6 million and $3.7 million for 2006, 2005 and 2004, respectively.

As of December 31, 2006, there was $11.2 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the 2005 Plan and the 2004 Plan (collectively the “Plans”). That cost is expected to be recognized over a weighted-average period of 2.8 years. The total fair value of shares vested during the years ended December 31, 2006, 2005 and 2004, was $5.8 million, $7.0 million and $5.8 million, respectively. During the years ended December 31, 2006 and 2005, the Company received $3.2 million

TODCO

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and $13.5 million, respectively, related to the exercise of stock options and vesting of other share based awards. The Company recognized, during the same period, a related tax benefit resulting from the aforementioned of $3.9 million and $5.1 million, respectively. No options were exercised or other awards vested during the year ended December 31, 2004. At December 31, 2006, there were 3,287,379 shares remaining available for the grant of awards under the 2005 Plan.

Stock Options — The following tables summarize information about TODCO stock options held by employees and non-employee directors of the Company at December 31, 2006:

		Weighted	Aggregate	Weighted-Average
		Average	Intrinsic	Remaining
	Number of Shares	Exercise Price	Value (in millions)	Contractual Life

Outstanding as of January 1, 2006	718,347	$14.49
Stock options granted	187,250	$46.29
Stock options exercised	332,694	$12.98
Stock options forfeited	33,101	$33.72
Outstanding as of December 31, 2006	539,802	$25.28	$6.8	8.0 years
Vested and expected to vest as of December 31, 2006	539,802	$25.28	$6.8	8.0 years
Exercisable as of December 31, 2006	186,445	$13.62	$3.8	7.3 years

The total intrinsic value of stock options exercised during years ended December 31, 2006 and 2005, was $11.6 million and $21.1 million, respectively. There were no options exercised during 2004. Intrinsic value represents the difference between the Company’s stock price at the time the option was exercised and the exercise price, multiplied by the number of options exercised. The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of fiscal 2006 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2006. This amount changes based on the fair market value of the Company’s stock.

The fair value of the options granted under the 2004 Plan and the 2005 Plan was estimated using the Black-Scholes options pricing model with the following weighted average assumptions:

	Year Ended December 31,
	2006	2005

Dividend yield	0.00%	0.00%
Expected price volatility	40.5%	32.0%
Risk-free interest rate	4.48%	3.67%
Expected life of options (in years)	6.0	5.0
Weighted-average fair value of options granted	$21.45	$7.33

The expected price volatility was based on the historical volatility of the Company’s stock over the previous years. The expected term of options granted is derived from the output of the option valuation model and represents the period of time that options are expected to be outstanding. The risk-free interest rate for periods within the contractual life of the options is based on the U.S. Treasury constant maturity provided by the Federal Reserve Bank.

In 2004, the Company granted 730,000 options with immediate vesting provisions and 705,000 options with two year vesting terms. However, stock options granted by the Company generally are granted with a three year

TODCO

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

		Weighted-
		Average Fair
		Value at
	Number of Shares	Grant Date

Restricted Stock:
Nonvested outstanding at January 1, 2006	239,922	$18.70
Awards vested	83,816	$18.49
Awards granted	173,851	$35.50
Awards forfeited	36,509	$24.20
Nonvested outstanding at December 31, 2006	293,448	$28.03
Deferred Stock Awards:
Vested, not issued, at January 1, 2006	24,290	$24.20
Awards vested and granted	7,482	$52.13
Vested, not issued, at December 31, 2006	31,772	$30.78
Deferred Performance Units:
Nonvested outstanding at January 1, 2006	173,481	$10.10
Awards vested	—	—
Awards granted	143,400	$21.18
Awards forfeited	33,229	$14.90
Nonvested outstanding at December 31, 2006	283,652	$15.14

Restricted Stock Awards — For restricted stock awards, at the date of grant, the recipient has substantially all the rights of a stockholder, subject to certain restrictions on transferability and a risk of forfeiture. The fair value of the restricted stock awards is based on the closing price of the Company’s stock on the grant date. The weighted average fair value of restricted stock awards granted during the years ended December 31, 2006, 2005 and 2004 was $35.50, $21.26, and $14.40, respectively. Although restricted stock awards typically vest over a three year period beginning at the date of grant, there were 156,496 restricted stock awards granted in conjunction with the IPO which vested in July 2005.

Deferred Stock Awards — Although the deferred stock awards vest immediately upon grant, stock certificates are not issued until certain requirements are met, typically five years of service or separation from service as a member of the Board of Directors. Since the deferred stock awards vest immediately, the compensation expense associated with the awards is recorded in the month granted. The fair value of deferred stock awards is based on the closing price of the Company’s stock on the date of grant. For the years ended December 31, 2006 and 2005, the weighted average grant date fair value of deferred stock awards granted was $52.13 and $24.05, respectively. No deferred stock awards were granted during 2004.

Deferred Performance Units — The weighted average grant date fair value of the deferred performance units granted for the years ended December 31, 2006 and 2005 was $21.18 and $10.10, respectively. No deferred performance units were granted during 2004. The fair value of the deferred performance units granted under the Plans was estimated on the date of grant using the Monte Carlo simulation method incorporating the adjusted capital

TODCO

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

asset pricing model using the weighted average assumptions in the following table. The expected volatility used in the calculation of the fair value is based on the historical volatility of the Company’s stock over the prior years.

	Year Ended December 31,
	2006	2005

Dividend yield	0.00%	0.00%
Expected price volatility	40.2%	32.0%
Weighted-average fair value of options granted	$21.18	$10.10

The total maximum number of the deferred performance units earned and awarded from the total number of units granted is based upon the level of achievement by the Company of a predetermined performance standard over a three-year period commencing on January 1st of the year granted. None of the deferred performance units has vested as of December 31, 2006.

Transocean Stock Options — Prior to the IPO, certain of the Company’s employees were awarded stock options under the Transocean incentive plan. The Company accounted for these plans under APB 25 under which no compensation expense was recognized for options granted with an exercise price at or above the market price of Transocean’s common stock. See Note 2.

During 2003, in connection with the transfer of the Transocean Assets to Transocean, certain of the Company’s employees not associated with the Company’s Shallow Water business became employees of Transocean, and Transocean assumed any future expense relating to the vesting of the options held by these employees. Additionally, certain former Transocean employees became employees of the Company. The Company assumed any future expense relating to the vesting of options held by these former Transocean employees. In connection with the IPO, the employees holding these Transocean stock options were treated as terminated for the convenience of Transocean on the IPO date. As a result, the 250,797 options outstanding on February 10, 2004 became fully vested and were modified to remain exercisable over the original contractual life. In connection with the modification of these options, the Company recognized $1.5 million of additional compensation expense in the first quarter of 2004 on which we recognized an income tax benefit in the income statement for share-based compensation of $0.5 million. No further compensation expense will be recorded in the future related to the Transocean options.

Note 14 — Retirement Plans and Other Post employment Benefits

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

Compensation costs under the Savings plan amounted to $3.9 million, $2.8 million and $2.4 million for the years ended December 31, 2006, 2005 and 2004, respectively.

Note 15 — Former Parent Transactions

Allocation of Administrative Costs — Subsidiaries of Transocean provided certain administrative support to the Company prior to and immediately after the IPO. Transocean charged the Company a proportional share of its administrative costs based on estimates of the percentage of work the individual Transocean departments performed for the Company. In the opinion of management, Transocean charged the Company for all costs incurred on its behalf under a comprehensive and reasonable cost allocation method. The amount of expense allocated to the

TODCO

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company for the year ended December 31, 2004 was $0.4 million. There were no charges to the Company in succeeding years. These allocated expenses were classified as general and administrative expense.

Note 16 — Segments, Geographical Analysis and Major Customers

The Company’s operating assets consist of jackup and submersible drilling rigs and inland drilling barges located in the U.S. Gulf of Mexico, one jackup rig and a land rig in Trinidad, two jackup drilling rigs and one platform rig in Mexico, a jackup drilling rig in Angola, one jackup drilling rig in Brazil and land drilling units located in the United States and in Venezuela. An additional jackup rig is currently being towed to a shipyard in Southeast Asia for reactivation. The Company provides contract oil and gas drilling services and reports the results of those operations in four business segments which correspond to the principal geographic regions in which the Company operates: U.S. Gulf of Mexico Segment, U.S. Inland Barge Segment, International and Other Segment and Delta Towing Segment. The accounting policies of the reportable segments are the same as those described in Note 2.

Revenue, depreciation, impairment loss, operating income (loss) and identifiable assets by reportable business segment were as follows (in millions):

	U.S. Gulf of	U.S. Inland	International and	Delta	Corporate
	Mexico	Barge	Other	Towing	&
	Segment	Segment	Segment	Segment(b)	Other(a)	Total

2006
Revenues	$415.0	$238.6	$180.8	$77.7	$—	$912.1
Depreciation	38.2	22.9	21.1	4.0	—	86.2
Impairment loss on long-lived assets	—	—	0.4	—	—	0.4
Operating income (loss)	152.7	92.0	29.3	36.5	(36.5)	274.0
Capital expenditures	23.8	30.2	6.5	0.2	1.1	61.8
Identifiable assets	287.3	194.6	164.3	48.6	194.4	889.2
2005
Revenues	$236.7	$146.1	$101.8	$49.6	$—	$534.2
Depreciation	50.2	23.6	17.5	4.7	—	96.0
Operating income (loss)	70.1	28.4	(2.7)	14.8	(33.3)	77.3
Capital expenditures	5.8	12.1	3.4	0.1	1.0	22.4
Identifiable assets	252.2	161.3	164.6	55.6	191.3	825.0
2004
Revenues	$141.2	$105.9	$73.3	$31.0	$—	$351.4
Depreciation	49.5	22.5	19.0	4.7	—	95.7
Impairment loss on long-lived assets	—	—	2.8	—	—	2.8
Operating income (loss)	(1.7)	0.8	(10.7)	0.6	(29.8)	(40.8)
Capital expenditures	0.8	2.4	4.0	—	5.2	12.4
Identifiable assets	354.1	160.8	154.5	51.8	40.2	761.4

(a)	Includes general and administrative expenses and impairment charges which were not allocated to a reportable segment.

(b)	Services provided by Delta Towing to other reportable segments are based on arms-length transactions. Vessels are generally contracted on a rate per day or rate per hour of service basis pursuant to short-term contracts. All intercompany revenues and expenses between Delta Towing and other reportable segments are eliminated in consolidation.

TODCO

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company provides contract oil and gas drilling services with different types of drilling equipment in several countries. Geographic information about the Company’s operations was as follows (in millions):

	Year Ended December 31,
	2006	2005	2004

Operating Revenues
United States	$731.3	$432.4	$278.1
Other countries	180.8	101.8	73.3

Total operating revenues	$912.1	$534.2	$351.4

	December 31,
	2006	2005

Long-Lived Assets
United States	$368.6	$404.2
Other countries	93.3	99.5

Total long-lived assets	$461.9	$503.7

No single country outside of the United States represented more than 10% of the Company’s total net revenue in any period presented. No single country outside the United States represented 10% or more of the Company’s total net assets or long-lived assets in any period presented. A substantial portion of the Company’s assets are mobile. Asset locations at the end of the period are not necessarily indicative of the geographic distribution of the earnings generated by such assets during the periods.

The Company’s international operations are subject to certain political and other uncertainties, including risks of war and civil disturbances (or other events that disrupt markets), expropriation of equipment, repatriation of income or capital, taxation policies, and the general hazards associated with certain areas in which operations are conducted.

The Company provides drilling rigs, related equipment and work crews primarily on a dayrate basis to customers who are drilling oil and gas wells. The Company provides these services mostly to independent oil and gas companies, but it also services major international and government-controlled oil and gas companies. In 2004, one customer, Applied Drilling Technologies, Inc., accounted for 11 percent of the Company’s total operating revenue. No other customer accounted for 10 percent or more of the Company’s total operating revenues in 2004. No customer accounted for 10% or greater of the Company’s operating revenues in 2006 or 2005. However, the loss of any significant customer could have a material adverse effect on the Company’s results of operations.

TODCO

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 17 — Income (Loss) Per Common Share

The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31, 2006, 2005 and 2004:

	For the Year Ended December 31,
	2006	2005	2004
	(In millions, except per share amounts)

Numerator:
Net income (loss)	$183.6	$59.4	$(28.8)
Denominator:
Weighted average shares outstanding:
Basic	60.1	60.7	55.6
Employee stock options	0.2	0.4	—
Restricted stock awards and other	0.2	0.3	—
Diluted	60.5	61.4	55.6
Earnings (loss) per common share:
Basic	$3.06	$0.98	$(0.52)

Diluted	$3.04	$0.97	$(0.52)

As a result of the net loss reported for the year ended December 31, 2004, the following potential common shares have been excluded from the calculation of diluted loss per share because their effect would be anti-dilutive: 71,595 potential common shares related to outstanding stock options and 112,667 potential common shares related to restricted stock awards. In addition, because of their anti-dilutive nature, 169,250 stock options and 3,000 restricted stock awards were excluded in computing the common stock equivalents for the year ended December 31, 2006. No adjustments to net income (loss) were made in calculating diluted earnings (loss) per share for the three years ended December 31, 2006.

Note 18 — Quarterly Results (Unaudited)

Summarized quarterly financial data for the years ended December 31, 2006 and 2005 are as follows (in millions, except per share amounts):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total

2006
Operating revenues	$183.6	$226.1	$242.3	$260.1	$912.1
Operating income(a)	44.3	52.5	81.4	95.8	274.0
Net income	29.3	34.7	55.5	64.1	183.6
Basic EPS(b)	$0.48	$0.56	$0.93	$1.12	$3.06
Diluted EPS(b)	$0.47	$0.56	$0.92	$1.11	$3.04
2005
Operating revenues	$111.9	$130.5	$141.4	$150.4	$534.2
Operating income	10.6	10.2	29.6	26.9	77.3
Net income	8.1	11.0	19.1	21.2	59.4
Basic EPS(b)	$0.13	$0.18	$0.31	$0.35	$0.98
Diluted EPS(b)	$0.13	$0.18	$0.31	$0.34	$0.97

TODCO

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(a)	Second quarter of 2006 includes a $0.4 million impairment loss on long-lived assets.

(b)	The sum of EPS for the four quarters may differ from the annual EPS due to the required method of computing weighted average number of shares in the respective periods.

Note 19 — Investment in Oil and Gas Partnerships

During the second quarter of 2006, the Company invested in two oil and gas exploration and production limited partnerships operating in the inland waterway of the U.S. Gulf Coast and Offshore U.S. Gulf of Mexico. The Company committed $9.5 million and funded $6.3 million in these two partnerships. The Company’s investment in these oil and gas partnerships was the result of customer relationships and is not indicative of a strategy change nor does the Company believe that the investments will be long-term in nature. In November 2006, the Company sold its investment in one of the partnerships for $6.3 million and recognized a $1.4 million gain on the sale of the partnership.

The Company’s total investment in the remaining partnership of $1.3 million is classified in “Other assets” on the Consolidated Balance Sheets at December 31, 2006. Currently, the partnership has no producing wells. Additional contributions to the partnership are limited to the initial commitment with provisions for optional assessments.

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

As of December 31, 2006, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There have been no changes in our internal control over financial reporting that occurred during the three months ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2006, based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on its assessment and those criteria, management concluded that the company maintained effective internal control over financial reporting as of December 31, 2006.

Management’s assessment of the effectiveness of the company’s internal control over financial reporting as of December 31, 2006 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report presented on page 52 of this Form 10-K.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Item 11.	Executive Compensation

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 13.	Certain Relationships and Related Transactions and Director Independence

Item 14.	Principal Accounting Fees and Services

The information required by Items 10, 11, 12, 13 and 14 is incorporated herein by reference to the Company’s definitive proxy statement for its 2007 annual meeting of stockholders, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Act of 1934 within 120 days of December 31, 2006.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

a.	Financial Statements

Financial Statements — See Index to Consolidated Financial Statements on Page 49.

Exhibit Index

Exhibit			Filed Herewith or Incorporated by
No.		Description	Reference from:

3.1		Fourth Amended and Restated Certificate of Incorporation	Exhibit 3.1 to Current Report on Form 8-K filed on May 11, 2006
3.2		Amended and Restated By-Laws	Filed herewith
3.3		Form of Certificate of Designation of Series A Junior Participating Preferred Stock	Included as Exhibit A to Exhibit 3.3 to Amendment 1 to TODCO’s Registration Statement on Form S-1, Registration No. 333-101921, filed February 12, 2003
4.1		Rights Agreement by and between TODCO and The Bank of New York, dated as of February 4, 2004	Exhibit 4.1 to TODCO’s Annual Report on Form 10-K for the year ended December 31, 2003
4.2		Specimen Stock Certificate	Exhibit 3.3 to TODCO’s Current Report on Form 8-K filed on May 11, 2006
4.3		The Company is a party to several debt instruments under which the total amount of securities authorized does not exceed 10% of the total assets of the Company and its subsidiaries on a consolidated basis. Pursuant to Paragraph 4(iii)(A) of Item 601(b) of Regulation S-K, the Company agrees to furnish a copy of such instruments to the Commission upon request
4.4		Credit Agreement dated as of December 29, 2005 among TODCO, certain subsidiaries, Nordea Bank Finland, plc, New York Branch, and the Lenders named therein	Exhibit 10.1 to TODCO’s Current Report on Form 8-K filed on January 5, 2006
10.1		Tax Sharing Agreement dated February 4, 2004 by and between Transocean Holdings Inc. and TODCO	Exhibit 99.3 to Transocean Inc.’s Current Report on Form 8-K filed on March 3, 2004
10.2		Amended and Restated Tax Sharing Agreement between Transocean Holdings Inc. and TODCO	Exhibit 10.1 to TODCO’s Current Report on Form 8-K filed on November 30, 2006
10.3		Revolving Credit and Note Purchase Agreement, dated as of December 20, 2001, among Delta Towing, LLC, as Borrower, R&B Falcon Drilling USA, Inc., as RBF Noteholder, and Beta Marine Services, L.L.C., as Beta Noteholder	Exhibit 10.9 to TODCO’s Registration Statement on Form S-1, Registration No. 333-101921, filed on December 18, 2002
*10	.4	TODCO Long-Term Incentive Plan	Exhibit 10.6 to Amendment 6 to TODCO’s Registration Statement on Form S-1, Registration No. 333-101921, filed on December 15, 2003

Exhibit			Filed Herewith or Incorporated by
No.		Description	Reference from:

*10	.5	TODCO 2005 Long-Term Incentive Plan	Appendix B to TODCO’s Proxy Statement on Schedule 14a filed on April 8, 2005
*10	.6	Employment Agreement dated July 15, 2002, between Jan Rask, R&B Falcon Management Services, Inc. and R&B Falcon Corporation	Exhibit 10.7 to TODCO’s Registration Statement on Form S-1, Registration No. 333-101921, filed on December 18, 2002
*10	.7	Amendment No. 1 dated December 12, 2003 to the Employment Agreement dated July 15, 2002 between Jan Rask, R&B Falcon Management Services, Inc. and R&B Falcon Corporation	Exhibit 10.8 to Amendment 6 to TODCO’s Registration Statement on Form S-1, Registration No. 333-101921, filed on December 15, 2003
*10	.8	Employment Agreement dated July 18, 2002 between T. Scott O’Keefe, R&B Falcon Management Services, Inc. and R&B Falcon Corporation	Exhibit 10.8 to TODCO’s Registration Statement on Form S-1, Registration No. 333-101921, filed on December 18, 2002
*10	.9	Amendment No. 1 dated December 12, 2003 to the Employment Agreement dated July 18, 2002 between T. Scott O’Keefe, R&B Falcon Management Services, Inc. and R&B Falcon Corporation	Exhibit 10.10 to Amendment 6 to TODCO’s Registration Statement on Form S-1, Registration No. 333-101921, filed on December 15, 2003
*10	.10	Employment Agreement dated April 28, 2003 between David J. Crowley, TODCO Management Services, LLC and TODCO	Exhibit 10.9 to Amendment 3 to TODCO’s Registration Statement on Form S-1, Registration No. 333-101921, filed on September 12, 2003
*10	.11	Form of Indemnification Agreement for Officers and Directors	Exhibit 10.10 to Amendment 3 to TODCO’s Registration Statement on Form S-1, Registration No. 333-101921, filed on September 12, 2003
*10	.12	TODCO Severance Policy	Filed herewith
*10	.13	Non-Employee Director Compensation Amendment	TODCO’s Current Report on Form 8-K filed on August 3, 2006
*10	.14	Officer compensation arrangements for 2006	TODCO’s Current Report on Form 8-K filed on February 10, 2006
*10	.15	Officer Compensation and Amendment of Employment Agreement	TODCO’s Current Report on Form 8-K filed on August 3, 2006
*10	.16	Form of Employee Stock Option Grant Award Letter under the TODCO Long-Term Incentive Plan	Exhibit 4.7 to TODCO’s Registration Statement on Form S-8, Registration No. 333-112641 filed on February 10, 2004
*10	.17	Form of Employee Deferred Performance Unit Award Letter under the TODCO Long-Term Incentive Plan	Exhibit 10.3 to TODCO’s Current Report on Form 8-K filed on February 11, 2005

Exhibit			Filed Herewith or Incorporated by
No.		Description	Reference from:

*10	.18	Form of Employee Non-Qualified Stock Option Award Letter under the TODCO 2005 Long-Term Incentive Plan	Exhibit 10.1 to TODCO’s Current Report on Form 8-K filed on July 7, 2005
*10	.19	Form of Employee Non-Qualified Stock Option Award Letter under the TODCO 2005 Long-Term Incentive Plan (for awards granted on or after February 26, 2007)	Filed herewith
*10	.20	Form of Employee Deferred Performance Unit Award Letter under the TODCO 2005 Long-Term Incentive Plan	Exhibit 10.2 to TODCO’s Current Report on Form 8-K filed on July 7, 2005
*10	.21	Form of Employee Deferred Performance Unit Award Letter under the TODCO 2005 Long-Term Incentive Plan (for awards granted on or after February 26, 2007)	Filed herewith
*10	.22	Form of Director Deferred Stock Unit Grant Award Letter under the TODCO 2005 Long-Term Incentive Plan	Exhibit 10.1 to TODCO’s Current Report on Form 8-K filed on May 13, 2005
*10	.23	Form of Employee Performance Bonus Award Letter	Exhibit 10.3 to TODCO’s Current Report on Form 8-K filed on February 10, 2006
*10	.24	Form of Employee Restricted Stock Award Letter under the TODCO 2005 Long Term Incentive Plan (for awards granted on or after February 26, 2007)	Filed herewith
*10	.25	Form of Employee Restricted Stock Grant Award Letter under the TODCO Long-Term Incentive Plan	Exhibit 4.8 to TODCO’s Registration Statement on Form S-8, Registration No. 333-112641 filed on February 10, 2004
*10	.26	Form of Employee Restricted Stock Award Letter under the TODCO 2005 Long-Term Incentive Plan	Exhibit 10.1 to TODCO’s Current Report on Form 8-K filed on March 24, 2006
14.1		TODCO Code of Business Conduct and Ethics	Exhibit 14.1 to Annual Report on Form 10-K for the year ended December 31, 2003
21.1		Subsidiaries of Registrant	Filed herewith
23		Consent of Ernst & Young LLP	Filed herewith
24		Power of Attorney	Filed herewith
31.1		Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed herewith
31.2		Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Filed herewith
†32		Section 1350 Certification of Chief Executive Officer and Chief Financial Officer	Furnished herewith

*	Management compensation contract, plan or arrangement.

†	Furnished, not filed, in accordance with Item 601(b)(32) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in Houston, Texas, on this 1st day of March, 2007.

TODCO

/s/  JAN RASK
Jan Rask
President and Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons in the capacities indicated on the 1st day of March, 2007.

Signature	Title

/s/ JAN RASK Jan Rask	President and Chief Executive Officer and Director (Principal Executive Officer)

/s/ DALE W. WILHELM Dale W. Wilhelm	Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ DENNIS J. LUBOJACKY Dennis J. Lubojacky	Controller (Principal Accounting Officer)

/s/ THOMAS N. AMONETT Thomas N. Amonett *	Director and Chairman of the Board

/s/ SUZANNE V. BAER Suzanne V. Baer *	Director

/s/ R. DON CASH R. Don Cash *	Director

/s/ THOMAS M HAMILTON Thomas M Hamilton *	Director

/s/ THOMAS R. HIX Thomas R. Hix *	Director

/s/ ROBERT L. ZORICH Robert L. Zorich *	Director

*	Signed through power of attorney