Form 10-K/A
period 2006-12-31
TODCO
filed 2007-04-24
CIK 1210697

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-K/A
(Amendment No. 1)
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
Commission File Number 1-31983

TODCO
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization) 2000 W. Sam Houston Parkway South, Suite 800 Houston, Texas (Address of principal executive offices)	76-0544217 (I.R.S. Employer Identification No.) 77042-3615 (Zip Code) (713) 278-6000 Registrant’s telephone number, including area code:
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common stock, par value $.01 per share	New York Stock Exchange
Preferred stock purchase rights	New York Stock Exchange
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
     As of March 31, 2007, the Registrant had 57,770,990 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE:
None

EXPLANATORY NOTE
     This Amendment No. 1 is being filed solely for the purpose of filing the information required by Part III of the Annual Report on Form 10-K within 120 days after the fiscal year end, pursuant to General Instruction G(3). As a result of this amendment, the company is also filing as exhibits to this Form 10-K/A (i) its amended and restated bylaws as exhibit 3.2 and (ii) as required by Rule 12b-15 of the Securities Exchange Act of 1934, as amended, new certifications of its principal executive officer and principal financial officer as exhibits 31.1, 31.2 and 32. Unless otherwise expressly stated, this Form 10-K/A does not modify or update the disclosures in, or exhibits to, the Annual Report on Form 10-K originally filed with the Securities and Exchange Commission on March 1, 2007 or reflect events occurring after the filing of the original Form 10-K.

i

ii

PART III
Item 10. Directors, Executive Officers and Corporate Governance
DIRECTORS
     Our charter provides that our Board of Directors is divided or “classified” into three classes (“Class I”, “Class II” and “Class III”, respectively) serving staggered three year terms. There are currently seven members on our Board of Directors. The current term for Class I and Class II Directors will expire at the 2008 and 2009 annual meetings of stockholders, respectively. The current term for Class III Directors will expire at the 2007 annual meeting of stockholders, if held. The following information is current as of April 19, 2007, and describes the business experience of each member of our Board of Directors.
     Class I Directors
     Thomas N. Amonett, 63, Chairman, has served as a director since May 2004. He was appointed as lead independent director in October 2004 and was appointed Chairman in February 2005. He has been President and Chief Executive Officer of Champion Technologies, Inc., a manufacturer and distributor of specialty chemicals and related services since 1999. From November 1998 to June 1999, he was President, Chief Executive Officer and a director of American Residential Services, Inc., a company providing equipment and services relating to residential heating, ventilating, air conditioning, plumbing, electrical and indoor air quality systems and appliances. From July 1996 until June 1997, Mr. Amonett was Interim President and Chief Executive Officer of Weatherford Enterra, Inc., an energy services and manufacturing company. Mr. Amonett also serves as a director and member of the audit and executive compensation committees of Reunion Industries Inc., a specialty manufacturing company, and a director and member of the audit and executive compensation committees of Bristow Group Inc., a global provider of helicopter services.
     Suzanne V. Baer, 59, has served as a director since May 2005. She served as Executive Vice President and Chief Financial Officer of Energy Partners Ltd., an independent oil and natural gas exploration and production company focused on the shallow to moderate depth waters of the Gulf of Mexico Shelf, from April 2000 until her retirement in April 2005. From July 1998 until March 2000, Ms. Baer was Vice President and Treasurer of Burlington Resources Inc., an independent oil and natural gas exploration and production company, and, from October 1997 to July 1998, was Vice President and Assistant Treasurer of Burlington Resources. Ms. Baer also serves as a director of Lufkin Industries, Inc. and Davis Petroleum Corporation.
     Jan Rask, 51, has been President and Chief Executive Officer and has served as a director since July 2002. Mr. Rask was Managing Director, Acquisitions and Special Projects, of Pride International, Inc., a contract drilling company, from September 2001 to July 2002. From July 1996 to September 2001, Mr. Rask was President, Chief Executive Officer and a director of Marine Drilling Companies, Inc., a contract drilling company. Mr. Rask served as President and Chief Executive Officer of Arethusa (Off-Shore) Limited from May 1993 until its acquisition by Diamond Offshore Drilling, Inc. in May 1996. Mr. Rask joined Arethusa (Off-Shore) Limited’s principal operating subsidiary in 1990 as its President and Chief Executive Officer.
     Class II Directors
     Thomas M Hamilton, 63, has served as a director since May 2004. He served as the Chairman, President and Chief Executive Officer of EEX Corporation from January 1997 until his retirement in November 2002. From 1992 to 1997, Mr. Hamilton served as Executive Vice President of Pennzoil Company and as President of Pennzoil Exploration and Production Company. Mr. Hamilton was a director of BP Exploration, where he served as Chief Executive Officer of the Frontier and International Operating Company of BP Exploration from 1989 to 1991 and as the General Manager for East Asia/Australia/Latin America from 1988 to 1989. From 1985 to 1988, he held the position of Senior Vice President of Exploration at Standard Oil Company, prior to its being merged into BP. Mr. Hamilton is also a director and member of the audit committee of FMC Technologies Inc.

     Thomas R. Hix, 59, was appointed as a director in February 2004. He was Senior Vice President and Chief Financial Officer of Cooper Cameron Corporation, a petroleum and industrial equipment and services company, from January 1995 until December 2002. Mr. Hix has been retired since January 2003. Previously, he was Senior Vice President of Finance, Treasurer and Chief Financial Officer of The Western Company of North America from September 1993 to April 1995. He is also a director and chairman of the audit committee of El Paso Corporation.
     Class III Directors
     R. Don Cash, 64, has served as a director since May 2004. He is a director of Questar Corporation, an integrated natural gas company. He served as the Chairman of the Board of Directors of Questar from May 1985 to May 2003, as Chief Executive Officer from May 1984 to May 2002 and as President from May 1984 to February 2001. Mr. Cash also serves as a director of National Fuel Gas Co., a diversified energy company, a director and chairman of the audit and finance committees of Aegis Mutual Insurance Services, a mutual insurance company, a director and chairman of the compensation committee of Zions Bancorporation and a director of The Texas Tech Foundation.
     Robert L. Zorich, 57, has served as a director since July 2005. He is a managing director and co-founder of EnCap Investments L.P., a leading provider of private equity to independent oil and gas companies, founded in 1988. From 1974 to 1988, Mr. Zorich held senior management positions with Trust Company of the West, Republic Bank of Dallas and MAZE Exploration, Inc., a private oil and gas company he co-founded. Mr. Zorich currently serves on the Board of Directors of Enerplus Resources Fund, a publicly traded oil and gas income fund, GFI Oil and Gas Corporation, an independent exploration and production company, and several private portfolio companies.
CORPORATE GOVERNANCE
     The Board of Directors previously approved and adopted the TODCO Code of Business Conduct and Ethics (the “Ethics Code”), and the Committee Charters for the Audit, Executive Compensation and Corporate Governance Committees. The Committee Charters were reviewed by the Board of Directors in December 2006 and February 2007 to, among other things, ensure that they comply with the applicable corporate governance requirements contained in NYSE listing standards and make other enhancements to the company’s corporate governance policies. All of these documents are published in full in the Governance section of “Investor Relations” of the company’s website: http://www.theoffshoredrillingcompany.com under the tab labeled “Governance Documentation” and are available in print without charge from our Investor Relations Department. Such requests should be directed to the Investor Relations Department, TODCO, 2000 W. Sam Houston Parkway S., Suite 800, Houston, Texas 77042-3615.
Board of Directors
     The Board of Directors met eight times during the fiscal year ended December 31, 2006. The Board of Directors has three standing committees: the Audit Committee, the Corporate Governance Committee and the Executive Compensation Committee, each of which selects a Committee Chairman from its members. During 2006, each incumbent director attended at least 75% of the meetings held by the Board of Directors and the committees of which he or she was a member.
     Ethics Code
     The Ethics Code applies to all of our directors and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller and other persons performing similar functions. The Ethics Code includes provisions addressing:
•	conflicts of interest,

•	corporate opportunities,

•	confidentiality,

•	fair dealing,

•	protection and proper use of company assets, and

•	compliance with laws, rules and regulations, including laws addressing insider trading, antitrust and the Foreign Corrupt Practices Act.
     No waivers of the Ethics Code have been requested or granted since the company became publicly traded in February 2004. Pursuant to the Ethics Code, the company and the Board of Directors established provisions for confidential and anonymous submission of reports of non-compliance with our policies, practices, standards and procedures to our General Counsel and Executive Vice President, Finance and Administration. The company and the Board of Directors also established means for submission of reports of accounting, auditing or other business irregularities by any employee through an anonymous toll free hotline. There were no substantive revisions or amendments to the Ethics Code during 2006.
     Governance Guidelines
     The Board of Directors has adopted Corporate Governance Guidelines to address matters including qualifications for directors, standards for independence of directors, election of directors, responsibilities of directors, mandatory retirement for directors, limitation on other boards/committees, the composition and responsibility of committees, conduct and minimum frequency of Board and committee meetings, management succession, director access to management and outside advisors, director compensation, director orientation and continuing education, and annual self-evaluation of the Board, its committees and directors. The Board of Directors recognizes that effective corporate governance is an on-going process, and the Board, either directly or through the Corporate Governance Committee, will review and revise as necessary our Corporate Governance Guidelines annually, or more frequently if deemed necessary. In July 2006, the Board approved amendments to the Corporate Governance Guidelines to provide for any director whose job responsibilities significantly change to offer his or her resignation to the Board. In addition, as previously disclosed, in February 2007 the Board also approved amendments to the Corporate Governance Guidelines related to the implementation of majority voting requirements for directors.
     Independence of Board Members
     The Governance Guidelines require that at least a majority of the directors meet NYSE independence standards. Under those standards, a director cannot have any of several specific listed relationships that preclude independence and the Board must determine that the director has no material relationship with the listed company. The Board of Directors considers all relevant facts and circumstances in assessing whether a director is independent.
     The Board of Directors has determined that all directors and committee members, except for Mr. Rask, are independent under the applicable listing standards of the NYSE. Ms. Baer, Mr. Cash, and Mr. Hix are each directors of organizations that have relationships with the company. However, the Board of Directors determined that the nature of the ordinary course commercial transactions/relationships did not impair the independence of the respective directors.
     Presiding Director for Executive Sessions
     Our non-management directors met in executive session at each regularly scheduled Board of Directors meeting in 2006. During 2007, they are again scheduled to meet in executive session without management at each regularly scheduled board meeting. The Chairman of the Board of Directors, Mr. Amonett, presides over meetings of the independent directors.
     Director Nomination Process
     The Board of Directors has designated the Corporate Governance Committee as the committee authorized to consider and recommend nominees for the Board of Directors. Our Governance Guidelines require that the

Corporate Governance Committee assess the needs of the company and the Board of Directors so as to recommend candidates who will further our goals. In making that assessment, the Corporate Governance Committee has determined that a candidate must have (a) high professional and personal ethics and values, (b) a record of professional accomplishment in his or her chosen field, (c) relevant expertise and experience, and (d) a reputation, both personal and professional, consistent with the values expressed in the Ethics Code. In addition to these minimum qualities, the Corporate Governance Committee considers other qualities that may be desirable. For example, the Board of Directors is committed to having a majority of independent directors and, accordingly, the Corporate Governance Committee evaluates the independence status of any potential director. The Corporate Governance Committee evaluates whether or not a candidate contributes to the Board of Directors’ overall diversity and whether or not the candidate can contribute positively to the skill sets of the existing Board members.
     The Corporate Governance Committee has several methods of identifying candidates. First, the Corporate Governance Committee considers and evaluates whether or not the existing directors whose terms are expiring remain appropriate candidates for the Board. Second, the Corporate Governance Committee requests from time to time that its members and other Board members identify possible candidates. Mr. Hix was recommended to the Board of Directors by another director. Third, the Corporate Governance Committee has the authority to retain one or more search firms to aid in its search. Messrs. Amonett, Cash, Hamilton and Zorich and Ms. Baer were included in a group of candidates identified by a search firm retained by the Corporate Governance Committee.
     Stockholder Nominations
     Our bylaws provide that nominations for the election of directors may be made by the Board of Directors or by any stockholder (each, a “Nominator”) entitled to vote in the election of directors. No person is eligible for election as a director unless he or she is nominated in accordance with the procedures set forth in our bylaws, and stockholder nominations will be considered on the same basis as a nominee recommended by the Corporate Governance Committee.
     Stockholder nominations must be made in writing pursuant to timely notice delivered to or mailed and received by our Corporate Secretary at the address for stockholder communication set forth below and must include the information required in this paragraph. To be timely in connection with an annual meeting of stockholders, a Nominator’s notice, setting forth the name and address of the person to be nominated, must be delivered to or mailed and received at our principal executive offices not less than 120 days nor more than 180 days prior to the date on which the immediately preceding year’s annual meeting of stockholders was held; provided, however, that in the event that the date of the annual meeting is more than 30 days before or more than 60 days after such anniversary date, notice must be so delivered not later than the close of business on the later of the 120th day prior to such annual meeting or the 10th day following the day on which we first make a public announcement of the date of the meeting. To be timely in connection with any election of a director at a special meeting of the stockholders, a Nominator’s notice, setting forth the name of the person to be nominated, must be delivered to or mailed and received at our principal executive offices not less than 40 days nor more than 60 days prior to the date of the meeting; provided, however, that in the event that less than 55 days’ notice or prior public disclosure of the date of the special meeting of the stockholders is given or made to stockholders, the Nominator’s notice to be timely must be so received not later than the close of business on the 10th day following the day on which the notice of the date of the meeting was mailed or such public disclosure was made.
     The Nominator must submit with the notice written evidence, reasonably satisfactory to our Corporate Secretary, that the Nominator is a stockholder of the company and must identify in writing (a) the name and address of the Nominator, as they appear on our books and records, (b) the number of shares of each class or series of our capital stock that the stockholder beneficially owns, and (c) a description of all arrangements or understandings between the Nominator and each nominee and any other persons with whom the Nominator is acting in concert (including their names and addresses, as they appear on our books and records, and the number of shares beneficially owned by them) pursuant to which the nomination or nominations are to be made. Additionally, the Nominator must submit in writing (i) the name, age, business address and residence address of such proposed nominee, (ii) the principal occupation or employment of such proposed nominee, (iii) the number of shares of each class of our capital stock beneficially owned by such proposed nominee, (iv) the written consent of the proposed nominee to having their name placed in nomination at the meeting and to serve as a director if elected, (v) any other information relating to the proposed nominee that is required to be disclosed in solicitations of proxies for election of directors, or is otherwise required, pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), (vi) a statement whether the proposed nominee, if elected, intends to tender, promptly following his or her election, an irrevocable resignation effective upon their failure to receive the required vote for re-election at the next meeting at which he or she would face re-election in accordance with our Corporate Governance Guidelines, and (vii) a notarized affidavit executed by each proposed nominee to the effect that, if elected as a member of the Board of Directors, he or she will serve and that he or she is eligible for election as a member of the Board of Directors. We may require any proposed nominee to promptly furnish such other information as may be reasonably required to determine eligibility of such proposed nominee to serve as a director.
     Within 30 days (or such shorter time period that may exist prior to the date of the meeting) after the Nominator has submitted the aforesaid items to our Corporate Secretary, our Corporate Secretary shall determine whether the evidence of the Nominator’s status as a stockholder submitted by the Nominator is reasonably satisfactory and shall notify the Nominator in writing of his or her determination. The failure of our Corporate Secretary to find such evidence reasonably satisfactory, or the failure of the Nominator and/or nominee to submit the requisite information in the form or within the time indicated, shall make the person to be nominated ineligible for nomination at the meeting at which such person is proposed to be nominated. The Chairman of the Meeting shall, if the facts warrant, determine and declare to the meeting that a nomination was not made in accordance with the procedures prescribed by the bylaws, and if he or she should so determine, he or she shall so declare to the meeting and the defective nomination shall be disregarded. Beneficial ownership shall be determined in accordance with Rule 13d-3 under the Exchange Act.
     Process for Stockholder Communications with the Board of Directors
     The Board of Directors has established a process whereby interested parties may communicate with the Board of Directors and/or with any individual director. Stockholders may send communications in writing, addressed to the Board of Directors or an individual director, c/o Corporate Secretary, 2000 W. Sam Houston Parkway South, Suite 800, Houston, Texas 77042-3615. Our Corporate Secretary will forward these communications to the addressee.
     Director Attendance at Annual Meeting
     The Board encourages all directors to attend the annual meeting.
Committees of the Board
     The Board has adopted written charters for each of its three standing committees: the Audit Committee, the Executive Compensation Committee, and the Corporate Governance Committee. The Board has determined that all members of the Audit, Executive Compensation and Corporate Governance Committees are independent and satisfy the relevant SEC or New York Stock Exchange independence requirements for the members of such committees.
     Corporate Governance Committee
     The Corporate Governance Committee assists the Board of Directors in:
•	identifying individuals qualified to become members of the Board of Directors consistent with criteria approved by the Board of Directors,

•	recommending the director nominees to fill vacancies and to stand for election at the next annual meeting of stockholders,

•	reviewing and recommending Board compensation,

•	developing and recommending corporate governance principles,

•	recommending committee assignments for directors, and

•	overseeing an annual review of the Board of Directors’ performance.
     The Corporate Governance Committee met three times during 2006. In February 2007, the Corporate Governance Committee conducted a review of its charter and recommended to the Board that it amend its charter related to the implementation of majority voting requirements for directors. The Committee currently consists of Mr. Cash, the chair of the Corporate Governance Committee, and Messrs. Amonett, Hix and Zorich, all of whom are independent under NYSE rules.
     Audit Committee
     The Audit Committee is directly responsible for the appointment, compensation, retention and oversight of our independent registered public accountants. The Audit Committee also monitors the integrity of the company’s financial statements and the independence and performance of the independent registered public accountants and reviews our financial reporting processes. The Audit Committee reviews and reports to the Board of Directors the scope and results of audits by the company’s independent registered public accountants and our internal auditing staff and reviews the audit and other professional services rendered by the company’s independent registered public accountants. It also reviews with the company’s independent registered public accountants the adequacy of our system of internal controls. It reviews transactions between the company and our directors and officers, the company’s policies regarding those transactions and compliance with our Ethics Code and conflict of interest policies.
     The Board of Directors requires that all members of the Audit Committee meet the financial literacy standard required under NYSE rules and that at least one member qualifies as having accounting or related financial management expertise under NYSE rules. In addition, the SEC has adopted rules requiring companies to disclose whether or not their audit committees have an “audit committee financial expert” as a member. An “audit committee financial expert” is defined as a person who, based on his or her experience, has all of the following attributes:
•	an understanding of generally accepted accounting principles and financial statements,

•	an ability to assess the general application of such principles in connection with accounting for estimates, accruals, and reserves,

•	experience preparing, auditing, analyzing or evaluating financial statements that present a breadth and level of complexity of accounting issues that are generally comparable to the breadth and level of complexity of issues that can reasonably be expected to be raised by our financial statements, or experience actively supervising one or more persons engaged in such activities,

•	an understanding of internal controls and procedures for financial reporting, and

•	an understanding of audit committee functions.
The person is further to have acquired such attributes through one or more of the following:
•	education and experience as a principal financial officer, principal accounting officer, controller, public accountant or auditor or experience in one or more positions that involve the performance of similar functions,

•	experience actively supervising a principal financial officer, principal accounting officer, controller, public accountant, auditor or person performing similar functions,

•	experience overseeing or assessing the performance of companies or public accountants with respect to the preparation, auditing or evaluation of financial statements, or

•	other relevant experience.

     The Board of Directors has reviewed the criteria set by the SEC and determined that all four members meet the financial literacy standards required by NYSE rules and that Mr. Hix and Ms. Baer qualify under NYSE rules as having accounting or related financial management expertise. The Board of Directors has also determined that Mr. Hix and Ms. Baer both qualify as “audit committee financial experts.” Mr. Hix is an accountant by education and served as the Chief Financial Officer of Cooper Cameron Corporation and The Western Company of North America, both of which were public companies. Ms. Baer served as the Chief Financial Officer of Energy Partners Ltd. and Vice President and Treasurer of Burlington Resources, Inc., both of which were public companies.
     The Audit Committee met eight times during 2006. In February 2007, the Audit Committee conducted a review of its charter and recommended to the Board that it amend its charter to reflect, among other things, that it is the responsibility of the Audit Committee to review related persons transactions and the company’s policies regarding those transactions. In response to the Audit Committee’s recommendations, the Board adopted a revised charter for the Audit Committee on February 26, 2007, which incorporated the Audit Committee’s recommended changes. The Audit Committee currently consists of Mr. Hix, the chair of the Audit Committee, Messrs. Hamilton and Zorich and Ms. Baer, all of whom are independent under NYSE standards.
     Executive Compensation Committee
     The Board of Directors has delegated to the Executive Compensation Committee primary responsibility for establishing and administering the company’s compensation programs for executive officers and other key personnel. The Executive Compensation Committee oversees the company’s compensation and benefit plans and policies, administers its stock plans (including reviewing and recommending equity grants to executive officers), and reviews and approves annually all compensation decisions relating to executive officers, other than for the Chief Executive Officer, which the Executive Compensation Committee makes a recommendation on the Chief Executive Officer’s compensation to the Board. The Executive Compensation Committee also prepares a report on executive compensation and reviews and discusses the Compensation Discussion and Analysis with management.
     In performing its duties, the Executive Compensation Committee meets periodically with the Chief Executive Officer to review compensation policies and specific levels of compensation paid to executive officers and other key personnel, and reports and makes recommendations to the Board regarding executive compensation policies and programs. The Executive Compensation Committee informs the independent directors of the Board of its decisions regarding compensation for officers, other than the Chief Executive Officer, and makes a recommendation on the Chief Executive Officer’s compensation to the Board. Based on this recommendation and other relevant information the Board will determine the Chief Executive Officer’s compensation. Under its charter, the Executive Compensation Committee may delegate its authority to one or more of its members as appropriate.
     The Executive Compensation Committee has the authority to retain and terminate outside advisors, including compensation consultants, to assist it in evaluating actual and proposed compensation for executive officers. The Executive Compensation Committee also has the authority to approve any such consultant’s fees and the other terms of such retention. From time to time, the Executive Compensation Committee solicits advice from an outside compensation consultant, Frederic W. Cook & Co., Inc., on executive compensation matters. This advice has consisted primarily of assistance with benchmarking compensation for senior executives and advice on current and evolving market practices.
     The Executive Compensation Committee met three times, including meetings in executive session without representatives of management, during 2006. In December 2006, the Executive Compensation Committee conducted a review of its charter and recommended to the Board that it amend its charter to reflect, among other things, the responsibility of the Executive Compensation Committee to review and discuss with management the Compensation Discussion and Analysis. In response to the Executive Compensation Committee’s recommendations, the Board adopted a revised charter for the Executive Compensation Committee in December 2006, which incorporated the recommended changes. The Executive Compensation Committee consists of Mr. Hamilton, the chair of the Executive Compensation Committee, Messrs. Cash and Amonett and Ms. Baer. All members of the Executive Compensation Committee are independent directors under NYSE rules.

EXECUTIVE OFFICERS
     Set forth below is certain information, as of April 19, 2007, regarding our executive officers other than Mr. Rask.
     Peter Bridle, 42, became our Vice President — Health, Safety and Environment (“HSE”) in July 2005 after providing HSE consulting services to us and others from April 2004 to June 2005. From July 1998 to March 2004, Mr. Bridle was employed by ENSCO International in various HSE positions most recently as HSE Director. Prior to his employment with ENSCO, Mr. Bridle held HSE management positions with Petroleum Development Company Oman and Halliburton Geophysical Services in Europe, the Middle East and Russia.
     David J. Crowley, 48, became our Senior Vice President — Operations effective January 1, 2006. He had been our Vice President — Marketing since April 2003. Mr. Crowley was Director of Marketing at ENSCO International, Inc. from February 2001 to April 2003, when he joined our company. Mr. Crowley served as Manager of Marketing for the Schlumberger — Integrated Project Management group from November 1999 to January 2001. From February 1997 to October 1999, Mr. Crowley served as Manager of Marketing for Schlumberger Oilfield Services UK Ltd. Prior to February 1997, Mr. Crowley held various management positions in operations, engineering and marketing spanning 17 years for Sedco Inc. and Sedco Forex in Europe, West Africa, the Middle East, India and Southeast Asia.
     Ronald J. Cunningham, 60, became our Vice President — Engineering on October 12, 2006. Prior to joining TODCO, Mr. Cunningham was Director of Projects for Diamond Offshore Drilling Inc. where he was employed since May 1996. Prior to 1996, Mr. Cunningham held various engineering positions with several drilling contractors and multiple engineering firms.
     Bryce H. Dickinson, 49, became our Vice President — International Operations in August 2005. From January 2003 to August 2005, Mr. Dickinson held various operational positions in the company. From September 2001 to May 2002, Mr. Dickinson was Special Projects Manager, Eastern Hemisphere for Pride International, Inc., which acquired Marine Drilling Companies, Inc. in September 2001. Mr. Dickinson joined Marine Drilling in July 1997, and was Vice President — International Operations when it was acquired by Pride International, Inc.
     Michael P. Donaldson, 44, became our Vice President, General Counsel and Corporate Secretary on September 18, 2006. Immediately prior, Mr. Donaldson was with the law firm of Akin Gump Strauss Hauer & Feld LLP. From September 1998 to April 2006, Mr. Donaldson was with Burlington Resources Inc., most recently as their Associate General Counsel. Prior to joining Burlington Resources Inc. in 1998, Mr. Donaldson held legal positions with Union Texas Petroleum and Pennzoil Company.
     Claus E. Feyling, 54, joined the company in April 2006 as Vice President — International Business Development. Mr. Feyling was Director — Business Development with Pride International Inc. from June 2005, and Manager — Marketing and Business Development from September 2001 following the acquisition of Marine Drilling Companies, Inc. Mr. Feyling joined Marine Drilling in 1996, and was Vice President — Marketing and General Manager — Asia Pacific when it was acquired by Pride International Inc. Prior to joining Marine Drilling, Mr. Feyling was Drilling Manager with Odfjell Drilling Asia and has previously held a number of drilling rig operations management positions.
     W. Brad James, 48, became our Vice President — Marketing effective March 20, 2006. Mr. James was Marketing Manager — North America for Transocean Offshore Deepwater Drilling Inc. from February 2005 to March 2006 when he joined the company. Mr. James served as Senior Marketing Representative for Transocean from January 2000 until February 2005. Prior to January 2000, Mr. James held various domestic and international marketing and management positions over the previous 20 years with R&B Falcon Corporation, Cliffs Drilling Company and other privately held drilling companies.

     Michael L. Kelley, 49, has been our Vice President — Operations since February 2004. Mr. Kelley was Manager — Operations at ENSCO Offshore Company, the domestic offshore drilling division of ENSCO International, Inc., from April 1999 to January 2004. From June 1982 to April 1999, Mr. Kelley served in various capacities at R&B Falcon Corporation, the latest of which was as Drilling Superintendent from July 1991 to April 1999. Prior to June 1982, Mr. Kelley held various positions with Tierra Drilling Company.
     Dennis J. Lubojacky, 54, became our Controller and Chief Accounting Officer effective April 17, 2006. From 2002 to April 2006, Mr. Lubojacky served as Controller and Treasurer of Vopak North America Inc., a subsidiary of Royal Vopak, a marine terminal storage, waste treatment and railcar cleaning enterprise operating in the U.S. and Canada. From 2000 to 2002, Mr. Lubojacky served as Assistant Corporate Controller and Director of Financial Analysis and Services for Pride International Inc., an international drilling contractor. Prior to 2000, Mr. Lubojacky held a variety of financial management positions with other drilling contractors. Mr. Lubojacky is a certified public account.
     T. Scott O’Keefe, 51, became our Executive Vice President — Finance and Administration effective January 1, 2006. He had been our Senior Vice President and Chief Financial Officer since July 2002. From April 2002 to July 2002, Mr. O’Keefe was an independent financial consultant. He was Vice President of Pride International, Inc. from September 2001 to April 2002. Mr. O’Keefe was Senior Vice President and Chief Financial Officer of Marine Drilling from January 1998 until September 2001. From April 1996 to January 1998, Mr. O’Keefe was a consultant to and Senior Vice President and Chief Financial Officer of Grey Wolf, Inc. Mr. O’Keefe began his career with Price Waterhouse in 1978 and has held a variety of financial management positions in public and private oil and gas related companies.
     Lloyd M. Pellegrin, 59, has been our Vice President — Human Resources since November 2002. Mr. Pellegrin was Region Human Resource Manager for Transocean from February 2001 until November 2002. From November 1992 until January 2001, Mr. Pellegrin served as Vice President — Administration of R&B Falcon Drilling USA, Inc. and its predecessors. Prior to November 1992, Mr. Pellegrin worked for Atlantic Pacific Marine Corp. for 15 years, most recently as Vice President — Administration.
     Darren J. Vorst, 41, has been our Treasurer since July 2003. Mr. Vorst was our Controller from November 2002 until July 2003. Mr. Vorst was Region Finance Manager — Shallow and Inland Water of Transocean from February 2001 until November 2002. From February 2000 until January 2001, Mr. Vorst was Senior Planning Analyst in Corporate Planning for Transocean. From January 1998 until January 2000, Mr. Vorst served as Director of Budgeting for Transocean. Prior to joining Transocean in August 1993, Mr. Vorst held various positions at Price Waterhouse, leaving as Manager in the Middle Market Group.
     Dale W. Wilhelm, 44, became our Vice President and Chief Financial Officer effective January 1, 2006. He had been our Vice President and Controller since July 2003. From July 2002 to July 2003, Mr. Wilhelm was an independent financial consultant. Mr. Wilhelm was Vice President and Controller of Marine Drilling Companies, Inc., a contract drilling company, from May 1998 to July 2002. From August 1997 to May 1998, Mr. Wilhelm was Corporate Controller of Continental Emsco Company, an oilfield equipment manufacturer and distributor, and from September 1994 to August 1997, he was Corporate Controller of Serv-Tech, Inc., an industrial maintenance provider. Mr. Wilhelm was Assistant Corporate Controller for CRSS Inc., an engineering and construction company, from May 1990 to September 1994. Prior to May 1990, Mr. Wilhelm was with the public accounting firm of KPMG, LLP as Audit Manager. Mr. Wilhelm is a certified public accountant.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE
     Section 16(a) of the Exchange Act of 1934, as amended (the “Exchange Act”), requires our directors and executive officers, and persons who own more than 10% of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the company. Executive officers, directors and greater than 10% stockholders are required by SEC regulations to furnish us copies of all Section 16(a) forms they file.
     To our knowledge, based solely upon review of the copies of such reports furnished to us during the fiscal year ended December 31, 2006, no director, officer or beneficial holder of more than 10% of any class of our equity securities failed to file on a timely basis reports required by Section 16(a) of the Exchange Act during the most recent fiscal year, other than Peter Bridle who failed to timely file Form 4s reporting three open market acquisitions and one open market disposition, Ronald J. Cunningham who failed to timely file a Form 3 upon becoming an executive officer and a Form 4 reporting a restricted stock grant received in connection the commencement of his employment with the company, Darren Vorst who failed to timely file a Form 4 reporting the exercise of a stock option and an open market disposition and Messrs. Amonett, Cash, Hamilton, Hix, Zorich and Ms. Baer, who failed to timely file a Form 4 reporting their grant of deferred stock units in May 2006.
Item 11. Executive Compensation
COMPENSATION DISCUSSION & ANALYSIS
     The following is a discussion and analysis of material factors underlying our compensation policies and decisions reflected in the data presented in tables in the “Executive Compensation” section. This overview is intended to discuss the material elements of compensation for our named executive officers.
     Nature of our Business
     We operate in a cyclical, capital intensive industry. While our executive officers can influence certain aspects of our profitability, the utilization and the rates we can charge for our services are principally a function of the supply of and the demand for offshore drilling rigs. Our compensation programs were developed with these fundamentals in mind.
     Objectives of Compensation Programs
     Our executive compensation program is designed to attract and retain a highly qualified and motivated management team and appropriately reward individual executives for their contributions to the attainment of the company’s key strategic goals, both short term and long term. The Executive Compensation Committee reviews the compensation program for our executive officers each year, and reviews and establishes the individual compensation levels for our executive officers. As has been done in the past, the Executive Compensation Committee has retained a nationally-recognized compensation consulting firm, Frederic W. Cook & Co., Inc., to assist it in formulating its 2006 compensation policies and applying those policies to the compensation of executive officers. Frederic W. Cook & Co., Inc. also advised the Executive Compensation Committee about the types and reasonableness of compensation payable to executives compared to companies in the company’s industry. Our executive compensation program for 2006 had three principal objectives. These three principal objectives can be summarized as: (i) utilization of compensation peer group data to ensure our compensation programs remain competitive, (ii) internal pay equity among executives, and (iii) linking executive compensation to predetermined company-wide and individual goals. The objectives are accomplished by the various components of our executive compensation program.
     Peer Group Data
     In order to attract and retain talented executives, we must assure that our compensation programs remain competitive compared to the types and ranges of compensation paid by companies that we regard as having reasonably analogous lines of businesses and similar executive compensation opportunities and risks. As part of this comparative review, a peer group of companies, for fiscal year 2006, was suggested by the compensation consultant and approved by the Executive Compensation Committee. During 2006, our compensation peer group consisted of: Atwood Oceanics, Inc., Cal Dive International, Inc., ENSCO International Incorporated, Global Industries, Ltd., Grant Prideco, Inc., Grey Wolf, Inc., Helmerich & Payne, Inc., Maverick Tube Corporation, Newpark Resources, Inc., Parker Drilling Company, Patterson-UTI Energy, Inc., Pride International, Inc., Rowan Companies, Inc. and Tidewater, Inc. The compensation consultant provided the Executive Compensation Committee with comparisons of the base salary and target bonus ranges of our executive officers with that of executive officers in similar positions within our compensation peer group. The comparative data showed the salaries of certain of our executive officers were below the median of our compensation peer group and, as such, certain adjustments were made to the salaries of Mr. Crowley, our Senior Vice President-Operations, and Mr. Wilhelm, our Vice President and Chief Financial Officer, based on their levels of responsibility within the company. The Executive Compensation Committee used this compensation peer group information as a factor in setting the 2006 salary and bonus target levels for our executive officers. The compensation consultant also reviewed publicly available information on annual equity grants from our compensation peer group (in relation to their relative size) as compared to the company and recommended an equity grant pool that was then allocated on a median competitive allocation percentage among our executive officers. In 2006, the form of equity awards for our executive officers, as recommended by the compensation consultant and approved by the Executive Compensation Committee, consisted of a combination of nonqualified time-vested options to purchase common stock and deferred performance units as described later in this discussion.
     Internal Pay Equity
     In addition to data relating to our compensation peer group, the Executive Compensation Committee uses internal equity to establish pay levels for our executive officers. To achieve this, the Executive Compensation Committee has developed a tier ranking structure. Each executive is assigned to a particular tier based on their relative responsibilities within the company. This structure is then used as a guideline by the Executive Compensation Committee for making pay decisions based on the premise that executives with similar responsibilities should have similar compensation opportunities.
     Performance Goals
     Finally, certain aspects of each of our executive’s compensation are tied to predetermined company-wide performance goals and to individual performance goals, the achievement of which, we conclude, will have the potential to positively effect stockholder value. Pursuant to our Long-Term Incentive Plan, the Executive Compensation Committee sets these predetermined company-wide performance goals and individual performance goals yearly. In setting these predetermined company-wide and individual performance goals, the Executive Compensation Committee also sets a predetermined minimum, target and maximum level for each such performance goal. In 2006, the Executive Compensation Committee established six key performance goals for the 2006 Performance Bonus Plan. These goals were as follows: (i) earnings before interest, taxes, depreciation and amortization (“EBITDA”), (ii) direct operating expenses, (iii) rig downtime, (iv) safety, (v) rig reactivations and (vi) personal goals. At the time of making this annual determination, the Executive Compensation Committee set the minimum, target and maximum levels for these performance goals such that the relative difficulty of achieving the target level was consistent with previous years and realistically achievable by our executives if they performed their duties with the degree of care and diligence expected of them in their respective positions. Each of these performance goals were weighted in varying amounts for our executives as described later.
     Components of Executive Compensation
     Our executive compensation program currently consists of the following principal components:
•	base salary;

•	annual cash incentive bonuses based on achievement of predetermined performance goals measuring both company-wide and individual executive performance;

•	discretionary cash bonuses paid to compensate for situations not adequately addressed by the other components of our compensation program;

•	long-term stock option awards;

•	long-term deferred performance units entitling executives to shares of our common stock depending on the long-term performance of our common stock price as ranked against the stock price performance of our compensation peer group measured over the same period;

•	perquisites paid by TODCO, included moving expenses, club memberships, non-employee business travel and personal income tax service; and

•	benefits that are generally available to all our employees, including 401(k) savings plan contributions and payments under life insurance programs.
     We generally seek to set base salaries, cash incentive bonus levels and annual long-term equity incentive awards for executive officers at the median of our compensation peer group. Upward or downward adjustments may be made based on the individual’s experience, prior performance and our perception of the market demand for executives with comparable experience and talents. Our Chief Executive Officer also reviews and provides his recommendations to the Executive Compensation Committee on the total compensation and its components for each executive officer reporting to him.
     Variable compensation, which consists of non-equity incentive plan compensation, stock options and deferred performance units, represents between approximately 55% to 66% of total compensation for named executive officers. Having the majority of compensation in the form of variable pay supports our philosophy of delivering compensation at a level commensurate with our performance. It also enables us to maintain lower fixed compensation costs during periods of weak demand in our cyclical industry. While we desire to maintain low fixed costs, we pay salaries at a level consistent with our compensation peer group so that executives are fairly compensated relative to their counterparts in the marketplace and thus, not motivated to seek employment elsewhere. Long-term incentives represent between approximately 82% and 89% of variable compensation and thus, are more heavily weighted than non-equity incentive plan compensation. This supports our strong focus on creating long-term stockholder value. Although we emphasize long-term stockholder value creation, annual bonus compensation still represents a portion of variable pay package to appropriately motivate and reward the short-term performance achievement necessary to create such value.
     Base Salary. Our philosophy is to target base salaries at or slightly above the median of salaries for similar positions at companies in our compensation peer group. Subsequent adjustments may be made to these salaries based on industry demand for managers in comparable positions, the responsibilities, skills and experience of the officer and the executive’s past performance, which may result in salaries falling above or below the median.
     Base salary levels for Mr. Rask, our Chief Executive Officer, T. Scott O’Keefe, our Executive Vice President, Finance and Administration, and Mr. Crowley, our Senior Vice President-Operations, were initially established in their respective employment contracts. The employment contracts were entered into in July 2002 in the case of Messrs. Rask and O’Keefe and in April 2003 in the case of Mr. Crowley. These three employment contracts were entered into before our initial public offering, at a time when we were a wholly-owned subsidiary of Transocean, Inc. Under the terms of each employment contract, we are required to annually review the executive’s base salary and, if the executive’s base salary is raised, it cannot thereafter be decreased. In accordance with the terms of Mr. Rask’s employment contract, the Executive Compensation Committee considers annual upward adjustments based upon our financial performance, progress in achieving specified business objectives, and the median salary paid to chief executive officers of our compensation peer group. The terms of these employment agreements are further described below under “—Employment Agreements and Change in control Arrangements.” On February 6, 2006, the Executive Compensation Committee set Mr. Rask’s base salary at $600,000, a 6.2% increase. The Executive Compensation Committee set Mr. Rask’s salary at a level in excess of the median for our compensation peer group based on its subjective assessment of his experience and qualifications and his successful performance since joining TODCO. Also on February 6, 2006, the Executive Compensation Committee set Mr.

Wilhelm’s base salary at $240,000, a 11.6% increase, Mr. O’Keefe’s base salary at $342,000, a 5.2% increase, Mr. Kelley’s base salary at $275,000, a 10% increase, and Mr. Crowley’s base salary at $300,000, a 9.1% increase. As stated earlier, during a mid-year review in 2006, we increased Mr. Wilhelm and Mr. Crowley’s base salaries from $240,000 to $275,000 and from $300,000 to $330,000, respectively, because the Executive Compensation Committee determined that their compensation packages were significantly below the median for our compensation peer group for similar executive positions at those companies.
     Non-Equity Incentive Plan Compensation. Pursuant to the company’s 2005 Long-Term Incentive Plan, the Executive Compensation Committee set predetermined company-wide and individual performance goals for 2006. These goals, and the rewards for attaining them, are referred to as the 2006 Performance Bonus Plan. Each executive officer is eligible under our 2006 Performance Bonus Plan to earn annual cash non-equity incentive plan compensation based on the achievement of these annual goals. In 2006, the annual non-equity incentive plan compensation represented approximately 7% to 11.5% of the total compensation for our named executive officers. The purpose of the 2006 Performance Bonus Plan was to link the cash compensation of our executive officers directly to our annual financial performance and, in the case of most executive officers, to the employee’s accomplishment of his individual goals. Our philosophy is that this variable cash incentive compensation element enables us to be competitive in attracting and retaining experienced and capable personnel during periods of high personnel demand, without creating an unduly high fixed cost overhead structure that could be burdensome during periods of weak demand in our cyclical industry.
     Under our 2006 Performance Bonus Plan, a target bonus is established for each executive officer ranging from 30% to 85% of the employee’s base salary, with Mr. Rask having a target bonus level of 85% of his base salary. The target bonus level for each executive is generally set to approximate the median cash bonus opportunities for similarly situated executives in our compensation peer group. Each executive is also assigned to a particular tier within our tier ranking system which is also a factor used in setting the target bonus level for that individual executive. The actual bonus awarded under the 2006 Performance Bonus Plan could have ranged from zero to 200% of an executive’s target bonus, depending on the individual target bonus levels and depending on the level of achievement attained by the company and the employee toward the predetermined performance goals. Mr. Rask was awarded an incentive bonus of $273,657 in 2007 for his performance in 2006. This represented 54% of his target bonus level. We expect to pay median annual bonuses if our goals are achieved; however, if we exceed our goals, our philosophy is to deliver payouts that exceed the median.
     Our 2006 Performance Bonus Plan was based on a matrix in which predetermined company-wide and individual performance goals important to the success of the company are weighted for each employee, either on an individual basis, in the case of executives, or as members of a class based on the type of work performed, in the case of our other employees. In 2006, the key performance measurement criteria and corresponding weights utilized under the 2006 Performance Bonus Plan for the named executive officers, were as follows:

		Direct
		Operating	Rig	Rig	Personal
	EBITDA	Expense	Downtime	Reactivation	Goals
Jan Rask	70%				30%
Dale Wilhelm	70%				30%
T. Scott O’Keefe	70%				30%
Michael Kelley		33 1/3%	33 1/3%	33 1/3%
David Crowley	50%	16 2/3%	16 2/3%	16 2/3%
     As detailed on the chart set forth above, the Executive Compensation Committee determined which of the five criteria were most integrally involved in the work performed by our different named executive officers. Based on the Executive Compensation Committee’s determination, the criteria were weighted to provide appropriate incentives for our executive officers. For purposes of our 2006 Performance Bonus Plan, EBITDA, as derived from our financial statements, was used as the measure of our overall financial performance as compared to our annual budget. We chose to use EBITDA as a financial performance measure because our management believes investors utilize this financial measure when considering the cash flow generated from our operating assets. It is also useful for comparing our operating performance with the performance of other companies that have different capital structures and tax rates. EBITDA also excludes certain one-time items such as impairment losses on long-lived assets and (gain) loss on disposal of assets. This weighting strikes a level of correlation between our financial performance and the compensation of the personnel that are most directly responsible for that financial performance which is consistent with our overall compensation philosophy. Direct operating expense is a performance measure designed to focus management on controlling operating costs of our rig fleet. Direct operating expense is a function of actual standard operating cost per day compared to the budgeted standard cost per day for each rig. We define rig downtime as unscheduled and unpaid suspension of rig operations as compared to a maximum target figure established at the beginning of the year. The rig reactivation goal was a function of the actual rig reactivation costs compared to budgeted reactivation costs. At the time of making the annual determination of the company-wide performance goals, the Executive Compensation Committee believed that the target goals set for EBITDA and rig reactivations were realistic and achievable by our executives if they diligently performed their job functions. However, as discussed below, it was later determined that these performance measures were not formulated in a way to accurately measure the favorable results we achieved. In our opinion, our target goals set for direct operating expenses, rig downtime and safety are realistic and achievable by our executives if they perform their duties with the degree of care and diligence we expect of them in most circumstances.
     The Executive Compensation Committee set the individual goals applicable to our Chief Executive Officer and approved those applicable to all other executive officers, generally based in large part on recommendations from our Chief Executive Officer. All of our named executive officers had personal goals that were functionally consistent with their position with the company. Mr. Rask, as the Chief Executive Officer, had personal goals related to the overall strategic matters as well as goals that he shared with certain executive officers as to operations, marketing, finance and personnel. Mr. O’Keefe’s personal goals related to measures related to cost control, internal audit and the information technology department. Mr. Crowley had personal goals related to the technical services and project management control related to rig reactivations, marketing efforts in the Gulf of Mexico, personnel matters and safety. The personal goals for Mr. Kelley related to operations support, direct operating expense measures and reactivations. Finally, Mr. Wilhelm’s goals were also functionally consistent with his position as Chief Financial Officer and related to accounting policies and procedures as well as investor relations. Each of the named executive officers met his target personal performance goals under the 2006 Performance Bonus Plan. However, not all of the performance goals were met, therefore, the bonuses paid to the named executive officers pursuant to the 2006 Performance Bonus Plan were in the range of 52% to 69% of the target bonuses.
     Other Bonus. Each named executive officer, as discussed above under Non-Equity Incentive Plan Compensation, received a cash bonus under the 2006 Performance Bonus Plan based on the achievement of pre-established performance measures. However, the performance measures that the Executive Compensation Committee established for 2006 produced anomalous results due to the way the goals were formulated. For 2006, the performance measure EBITDA included certain non-recurring and unusual items including the costs associated with the sale of our Venezuelan operations and the sale of other non-strategic assets. While the company diligently sought to sell those assets, it did not receive an acceptable offer from any willing buyer. Therefore, the inclusion of these non-recurring and unusual items in the EBITDA performance measure resulted in the below target performance under this goal that negatively impacted the bonuses paid to our executive officers. If the budgeted gain from the sale of these assets were removed from the budget and the income from the continued Venezuelan operations was added into the budget the EBITDA performance measure payout under the 2006 Performance Bonus Plan would have been close to 100% of target performance. The inclusion of rig reactivations as a performance measure also lead to an anomalous result. The Executive Compensation Committee’s performance measure for rig reactivations was determined to not accurately measure the economic benefits of each individual rig reactivation. Therefore, while the company was generally satisfied with the overall economics of the rig reactivations undertaken in 2006, the performance goal (as previously formulated) was not met which negatively impacted the bonuses paid to our executive officers under the 2006 Performance Bonus Plan.
     The Executive Compensation Committee felt the actual payout under the 2006 Performance Bonus Plan was not indicative of the company’s overall performance given that the company was at the top quartile of its compensation peer group in revenue and net income growth for the 2006 fiscal year. In order to correct this anomaly, and in light of the foregoing reasons, the Executive Compensation Committee awarded a discretionary bonus to our executives that, combined with the 2006 Performance Bonus Plan payment, would equal 100% of each individual’s target bonus. The Executive Compensation Committee felt this was appropriate given that: (i) the adjusted EBITDA (excluding the non-recurring items) would result in an estimated payout of close to 100% for the EBITDA performance measure; (ii) the company was in the top quartile of its compensation peer group in revenue and net income growth for the last fiscal year; and (iii) it was anticipated that companies in our compensation peer group would pay bonuses above those that we would have otherwise paid to our executives which could negatively impact our ability to retain our executive officers. Furthermore, the Executive Compensation Committee determined that payment of this discretionary bonus was consistent with the company’s philosophy of setting compensation at the median of its compensation peer group.
     Long-Term Equity Incentive Compensation. The primary purpose of our long-term equity incentive compensation program is to drive maximum stockholder return by aligning the interests of our executives and our stockholders. Long-term equity incentive compensation comprises approximately 46% to 59% of the total compensation of our executive officers. Long-term incentive compensation represents the largest portion of total compensation to support our focus on creating long-term stockholder value.
     In 2006, the Executive Compensation Committee approved the grant of both stock options and deferred performance units earned based on relative total stockholder return versus our peers under the Long Term Incentive Plan to provide incentives to retain our executive officers and align their interests with those of our stockholders. Mr. Rask was granted 56,750 stock options and the opportunity to earn a maximum of 45,400 deferred performance units, Mr. Wilhelm was granted 12,000 stock options and the opportunity to earn a maximum of 9,600 deferred performance units, Mr. O’Keefe was granted 24,000 stock options and the opportunity to earn a maximum of 19,200 deferred performance units, Mr. Kelley was granted 20,500 stock options and the opportunity to earn a maximum of 16,400 deferred performance units and Mr. Crowley was granted 24,000 stock options and the opportunity to earn a maximum of 19,200 deferred performance units. Both types of awards were selected in part because the FAS 123R accounting treatment is fixed on the date of grant, which is more desirable than a accounting expense that varies over the life of the awards. The methodology used by the Executive Compensation Committee in 2006 to determine annual grant size was to first establish value of grants to all employees equal to a percentage of our stock market capitalization, which percentage was equivalent to the approximate median award of companies in our compensation peer group. Once the annual grant size was determined we then allocated the pool to executive officers based on median competitive allocation percentages. The value allocated by our compensation consultant was then divided in half between stock options and deferred performance units, assuming a greater fair market value for one deferred performance unit as compared to the stock options granted. The Executive Compensation Committee awarded an equal combination of each grant type to reward the creation of absolute long-term value at the company (through options), while also emphasizing the importance of outperforming the stockholder return achieved by our peers (through deferred performance units). The resulting grant levels are within the median range of annual long-term grant values at companies in our compensation peer group. The Executive Compensation Committee may vary such grants at the discretion of the Executive Compensation Committee to take account of individual performance, past grant history, and other relevant factors
     Stock Options. The Executive Compensation Committee makes annual grants of stock options to our executive officers. These options have an exercise price equal to the fair market value of the our common stock on the grant date, and generally vest in equal installments over a three-year period and expire ten years after the grant date. Our philosophy is that stock options help align the interests of our executives and our stockholders as the options only have value to the recipients if our common stock price appreciates after the options are granted. Our executive stock ownership guidelines (see below) ensure that appropriate focus is maintained on a long-term performance rather than short-term market fluctuations. See the discussion under “Potential Payments Upon Termination or Change in Control” below for more information on the impact of death, disability, termination, retirement or change in control on these stock options.
     The Executive Compensation Committee reviewed competitive data and recommendations from the Chief Executive Officer (for all executives except himself) on long-term incentive grant levels at its February 6, 2006 meeting. After taking into consideration such data and recommendations, the Executive Compensation Committee approved the grants on February 6, 2006. The exercise price for these options was set at $46.71 per share, which was the closing price on that date.

     Deferred Performance Units. Deferred performance units are awarded in the form of a unit giving the right to earn one share of common stock upon the achievement of certain performance criteria after completion of a predetermined performance cycle. The performance cycle for deferred performance units granted in 2006 commenced January 1, 2006 and ends December 31, 2008. The shares earned will be based on our total shareholder return percentile rank relative to that of the companies in our compensation peer group. Earned shares will be granted on a determination date following the end of the performance cycle upon approval by the Executive Compensation Committee of the ranking achieved and will be distributed in shares of common stock less tax withholdings at statutory rates. “Total Shareholder Return” is defined for us and for companies in our compensation peer group as the change in share price plus cumulative dividends paid, assuming dividend reinvestment during the performance cycle, over share price at the beginning of the performance cycle of the applicable company. The schedule of shares that may be earned from deferred performance units granted in 2006, depending on our Total Shareholder Return ranking, is shown in the table below:

Percentile Rank	Percent of Shares Earned
100%	100.00%
92	91.67
84	83.33
75	75.00
68	66.67
62	58.33
56	50.00
50	40.00
44	30.00
38	20.00
32	10.00
25th or lower	0.00
     The Executive Compensation Committee approved the deferred performance unit grants for each executive on February 6, 2006. Like the stock options, these grants were approved after the Executive Compensation Committee reviewed competitive data and recommendations from the Chief Executive Officer (for all executives except himself) on long-term incentive grant levels.
     Restricted Stock. Restricted stock grants vest in equal installments over a three-year period and have the same additional conditions as our stock options. On February 6, 2006, the Executive Compensation Committee delegated to our management the authority to make grants of restricted stock to key personnel in 2006. However, no grants of restricted stock were made to the named executive officers.
     Stock Ownership Guidelines. The Executive Compensation Committee has adopted stock ownership guidelines for our executive officers to underscore the importance of linking executive and stockholder interests. The guidelines require our executive officers to own a specific multiple of their annual salary in the form of common stock (or equivalents). The guideline is five times annual salary for Mr. Rask, three times for Mr. O’Keefe and Mr. Crowley, and two times for Mr. Kelley and Mr. Wilhelm. Executives subject to the guidelines are expected to achieve the ownership target within five years from the date they became subject to the guidelines. Common stock owned outright, including shares earned pursuant to deferred performance units and vested restricted shares, and vested stock units are included in determining compliance with the guidelines. Shares that executives have the right to acquire through the exercise of stock options and unvested stock awards are not included in the calculation of stock ownership for guideline purposes.
     Policy Regarding Stock Option Grants
     It is our policy and the policy of the Board of Directors to issue the annual grant of stock options and other equity-based compensation to eligible employees on the third business day following our release of earnings for the prior year. The exercise price of an option or the measurement price of any other equity-based compensation is equal to the fair market value of the common stock, as defined under the plan, on the date of the grant. If fair market value is not defined, fair market value is set at the closing price on the date of the grant.

     Policy Regarding Tax Deductibility
     Section 162(m) of the Internal Revenue Code generally disallows a tax deduction to public companies for compensation over $1 million paid to our Chief Executive Officer and the four other most highly compensated officers, unless such compensation meets certain specific requirements. The Executive Compensation Committee’s intent is to design compensation awards that will be deductible without limitation where doing so will further the purposes of the executive compensation program. The Executive Compensation Committee will, however, take into consideration the various other factors described in this report, together with Section 162(m) considerations, in making executive compensation decisions and could, in certain circumstances, approve and authorize compensation that is not fully tax deductible.
EXECUTIVE COMPENSATION
     Summary Compensation Table
     The following table sets forth information regarding the compensation of our Chief Executive Officer, our Chief Financial Officer and the persons who were, at December 31, 2006, our three other most highly compensated executive officers during 2006, our named executive officers.

						Non-Equity
				Stock	Option	Incentive Plan	All Other
		Salary	Bonus	Awards	Awards	Compensation	Compensation(2)	Total
Name and Principal Position	Year	($)	($)	($)(1)	($)(1)	($)	($)	($)
Jan Rask,	2006	594,167	231,385	463,725	787,697	273,657	35,557	2,386,188
President and Chief Executive Officer

Dale Wilhelm,	2006	250,415	51,628	81,237	228,580	61,059	16,991	689,910
Vice President and Chief Financial Officer

T. Scott O’Keefe,	2006	339,168	85,464	192,775	263,472	101,078	20,718	1,002,675
Executive Vice President, Finance and Administration

Michael L. Kelley,	2006	270,835	42,136	174,973	327,621	93,281	17,468	926,314
Vice President — Operations

David J. Crowley,	2006	308,332	74,421	192,775	482,829	79,745	15,021	1,153,123
Senior Vice President — Operations

(1)	The amounts reflect the dollar amount recognized for financial statement reporting purposes for the fiscal year ended December 31, 2006, in accordance with the provisions of FAS 123R of awards pursuant to our Long Term Incentive Plan and thus may include amounts from awards granted prior to 2006. Assumptions used in the calculation of these amounts are included in footnote 13 to the company’s audited financial statements for the fiscal year ended December 31, 2006 included in the company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 1, 2007.

(2)	See the table entitled “Detailed Information Relating to “All Other Compensation” for more detail on what comprised these totals.
     Detailed Information Relating To “All Other Compensation”

			Payments
		401K Savings Plan	Under		Non-Employee	Personal
		Company	Life Insurance	Club	Business	Income
	Year	Contributions	Program	Membership	Travel	Tax Service
Jan Rask	2006	13,200	552	9,663	4,983	7,159
Dale Wilhelm	2006	13,200	89	3,702
T. Scott O’Keefe	2006	13,200	552	6,966
Michael L. Kelley	2006	12,969	360	4,139
David J. Crowley	2006	13,200	360	1,461

     Grants Of Plan-Based Awards For The 2006 Fiscal Year
     The following table sets forth information regarding each grant of plan-based awards made to each of our named executive officers during 2006.

									All Other	All Other
									Stock	Option	Exercise
			Estimated Future Payouts			Estimated Future Payouts			Awards:	Awards:	or
			Under Non-Equity Incentive Plan			Under Equity Incentive Plan			Number	Number of	Base Price
		Grant	Awards			Awards			of Shares	Securities	of Option
	Grant	Approval	Threshold	Target	Maximum	Threshold	Target	Maximum	of Stock	Underlying	Awards	Grant Date
Name	Date	Date	($)	($)	($)	(#)	(#)	(#)	or Units (#)	Options (#)(1)	($/Sh) (2)	Fair Value(3)
Jan Rask	2/6/2006	—	0	505,042	858,571	—	—	—	—	—	—	—
	2/6/2006	—	—	—	—	—	—	—	—	56,750	46.71	1,224,097
	2/6/2006	—	—	—	—	0	22,700	45,400	—	—	—	961,572
Dale Wilhelm	2/6/2006	—	0	112,687	191,568	—	—	—	—	—	—	—
	2/6/2006	—	—	—	—	—	—	—	—	12,000	46.71	258,840
	2/6/2006	—	—	—	—	0	4,800	9,600	—	—	—	203,328
T. Scott O’Keefe	2/6/2006	—	0	186,542	317,121	—	—	—	—	—	—	—
	2/6/2006	—	—	—	—	—	—	—	—	24,000	46.71	517,680
	2/6/2006	—	—	—	—	0	9,600	19,200	—	—	—	406,656
Michael L. Kelley	2/6/2006	—	0	135,417	270,834	—	—	—	—	—	—	—
	2/6/2006	—	—	—	—	—	—	—	—	20,500	46.71	442,185
	2/6/2006	—	—	—	—	0	8,200	16,400	—	—	—	347,352
David J. Crowley	2/6/2006	—	0	154,166	308,332	—	—	—	—	—	—	—
	2/6/2006	—	—	—	—	—	—	—	—	24,000	46.71	517,680
	2/6/2006	—	—	—	—	0	9,600	19,200	—	—	—	406,656

(1)	Amounts reflect the number of stock options granted to each named executive officer pursuant to our Long Term Incentive Plan. These stock options vest in three equal installments on the first, second and third anniversary of the date of grant and expire ten years from the date of grant.

(2)	Stock options are granted with an exercise price equal to the closing price of our common stock on the NYSE on the date of grant.

(3)	The amounts reflect the dollar amount recognized for financial statement reporting purposes for the fiscal year ended December 31, 2006, in accordance with the provisions of FAS 123R of awards pursuant to our Long Term Incentive Plan. Assumptions used in the calculation of these amounts are included in footnote 13 to the Company’s audited financial statements for the fiscal year ended December 31, 2006 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 1, 2007.

     Outstanding Equity Awards At The 2006 Fiscal Year-End
     The following table sets forth information about outstanding equity awards held by the named executive officers as of December 31, 2006.

	Option Awards(1)					Stock Awards(2)
			Equity Incentive					Equity Incentive	Equity Incentive
			Plan Awards:				Market	Plan Awards:	Plan Awards:
	Number of	Number of	Number of			Number of	Value of	Number of	Market or Payout
	Securities	Securities	Securities			Shares or	Shares or	Unearned	Value of
	Underlying	Underlying	Underlying			Units of	Units of	Shares, Units or	Unearned Shares,
	Unexercised	Unexercised	Unexercised	Option	Option	Stock That	Stock That	Other Rights	Units or Other
	Options (#)	Options (#)	Unearned Options	Exercise	Expiration	Have Not	Have Not	That Have Not	Rights That Have
Name	Exercisable	Unexercisable	(#)	Price ($)	Date	Vested (#)	Vested ($)	Vested (#)	Not Vested ($)
Jan Rask	132,900	—	—	12.00	2/9/2014	—	—	—	—
	—	43,333	—	21.12	2/6/2015	—	—	—	—
	21,667	—	—	21.12	2/6/2015	—	—	—	—
	—	56,750	—	46.71	2/5/2016	—	—	—	—
	—	—	—	—	—	—	—	52,000	1,776,840
	—	—	—	—	—	—	—	45,400	1,551,318
Dale Wilhelm	—	16,667	—	12.00	2/9/2014	—	—	—	—
	—	5,000	—	21.12	2/6/2015	—	—	—	—
	—	12,000	—	46.71	2/5/2016	—	—	—	—
	—	—	—	—	—	—	—	6,000	205,020
	—	—	—	—	—	—	—	9,600	328,032
T. Scott O’Keefe	—	17,000	—	21.12	2/6/2015	—	—	—	—
	—	24,000	—	46.71	2/5/2016	—	—	—	—
	—	—	—	—	—	—	—	21,000	717,570
	—	—	—	—	—	—	—	19,200	656,064
Michael L. Kelley	—	16,667	—	12.00	2/9/2014	—	—	—	—
	—	17,000	—	21.12	2/6/2015	—	—	—	—
	—	20,500	—	46.71	2/5/2016	—	—	—	—
	—	—	—	—	—	—	—	21,000	717,570
	—	—	—	—	—	—	—	16,400	560,388
David J. Crowley	—	33,334	—	12.00	2/9/2014	—	—	—	—
	—	17,000	—	21.12	2/6/2015	—	—	—	—
	—	24,000	—	46.71	2/5/2016	—	—	—	—
	—	—	—	—	—	—	—	21,000	717,570
	—	—	—	—	—	—	—	19,200	656,064

(1)	Stock options are granted with an exercise price equal to the closing stock price on the date of grant, and are subject to a three-year vesting period, under which options generally vest in equal increments commencing on the first anniversary of the date of grant, as provided in the award agreement. All stock option awards have a term of ten years. Upon a change of control, such as our pending merger with Hercules Offshore, Inc. (“Hercules”), and certain other specified events, all stock options vest in their entirety.

(2)	Upon a change of control, such as our pending merger with Hercules, and certain other specified events, all stock awards vest in their entirety.

     Options Exercised And Stock Vested In The 2006 Fiscal Year
     The following table sets forth information regarding options exercised by the named executive officers during the 2006 fiscal year. No stock awards vested during 2006.

	Option Awards		Stock Awards
	Number of Shares	Value Realized	Number of Shares	Value Realized
	Acquired on Exercise	on Exercise	Acquired on Vesting	on Vesting
Name	(#)	($)	(#)	($)
Jan Rask	167,100	6,397,774	0	0
Dale Wilhelm	19,167	513,883	0	0
T. Scott O’Keefe	61,000	2,156,428	0	0
Michael L. Kelley	25,167	901,615	0	0
David J. Crowley	41,833	1,209,140	0	0

     Pension Benefits And Non-Qualified Deferred Compensation
     We do not offer any defined benefit pension or deferred compensation plan to any of our employees.
POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL
     We have entered into employment agreements with three of our named executive officers, Messrs. Rask, O’Keefe and Crowley, and we maintain certain plans that will require us to provide compensation to all of our named executive officers in the event of a termination of employment or a change in control. A description of the terms of the employment agreements is set forth below and the amount of compensation payable to each named executive officer in each situation is set forth in the tables below.
Employment Agreements and Change in Control Arrangements
     We entered into an employment agreement with Mr. Rask effective as of July 16, 2002, as amended on December 12, 2003, to serve as our Chief Executive Officer and President in exchange for specified compensation and benefits. The initial term of his employment agreement ended on January 16, 2007; however, the agreement automatically renews for an additional one year term on each anniversary of the effective date of the agreement unless either party gives at least a six-month advance written notice of nonrenewal. Mr. Rask’s employment agreement calls for a minimum base salary of $530,000 per year, which is reviewed at least annually and may be increased afterwards. Mr. Rask’s salary was most recently increased to $600,000 per year effective March 1, 2006. The agreement also affords Mr. Rask the opportunity to receive an annual discretionary bonus under our Performance Bonus Plan. For each year of the initial term of his employment agreement, Mr. Rask’s annual target bonus will be no less than 70% of his base salary. In February 2006, Mr. Rask’s bonus target was increased to 85%. Under the agreement, Mr. Rask also is eligible to receive stock option awards at the discretion of the Board of Directors and is entitled to participate in our applicable incentive, savings, retirement and welfare plans and to receive specified perquisites.
     We entered into an employment agreement with Mr. O’Keefe effective as of July 18, 2002, as amended on December 12, 2003, to serve as our Chief Financial Officer and Senior Vice President in exchange for specified compensation and benefits. The initial term of his employment agreement ended on January 18, 2006. The agreement automatically renews for additional one year terms on each anniversary of the effective date of the agreement unless either party gives at least a six-month advance written notice of nonrenewal. Mr. O’Keefe’s employment agreement calls for a minimum base salary of $260,000 per year, which is reviewed at least annually and may be increased afterwards. Effective January 1, 2006, Mr. O’Keefe was promoted to Executive Vice President— Finance and Administration. His salary was increased to $342,000 per year effective March 1, 2006. The agreement also affords Mr. O’Keefe the opportunity to receive an annual discretionary bonus under our Performance Bonus Plan. For each year of the initial term of his employment agreement, Mr. O’Keefe’s annual target bonus will be no less than 50% of his base salary. Mr. O’Keefe’s bonus target was increased to 55% for 2006. Under the agreement, Mr. O’Keefe also is eligible to receive stock option awards at the discretion of the Board of Directors and is entitled to participate in our applicable incentive, savings, retirement and welfare plans and to receive specified perquisites.
     We entered into an employment agreement with Mr. Crowley effective as of April 21, 2003, to serve as our Vice President—Marketing in exchange for specified compensation and benefits. The initial term of his employment ended on April 21, 2005. The agreement automatically renews for additional one year terms on each anniversary of the effective date of the agreement unless either party gives at least a six-month advance written notice of nonrenewal. Mr. Crowley’s employment agreement calls for a minimum base salary of $185,000 per year, which will be reviewed at least annually and may be increased afterwards. Effective January 1, 2006, Mr. Crowley was promoted to Senior Vice President—Operations. His salary was increased to $300,000 per year effective March 1, 2006. After review of his compensation by the Executive Compensation Committee, Mr. Crowley’s salary was increased to $330,000 per year effective August 1, 2006. The agreement also affords Mr. Crowley the opportunity to receive an annual discretionary bonus under our Performance Bonus Plan. Mr. Crowley’s annual discretionary bonus is calculated by multiplying his percentage of attained objectives by his annual target bonus, which is a specified percentage of his base salary. For the term of his employment agreement, Mr. Crowley’s annual bonus target will be no less than 50% of his base salary. Mr. Crowley is also eligible to receive stock option awards at the discretion of the Board of Directors and is entitled to participate in our applicable incentive, savings, retirement and welfare plans and to receive specified perquisites.
     Under these employment agreements, if any of Messrs. Rask, O’Keefe or Crowley voluntarily terminates his employment (other than in connection with a “change in control” as defined in the agreements) with 90 days’ advance written notice or if his employment is terminated due to death or disability, he will receive his unpaid base salary through his termination date, any bonus payable for the relevant year and any other benefits to which he has a vested right. Additionally, in the event of a termination due to death or disability, the option and restricted shares awarded to him, if any, will fully vest and the option will remain exercisable for its full term.
     Upon termination of these officers’ employment by us (except under limited circumstances defined as for “cause” in the agreements), the officer will receive (1) his unpaid base salary for his remaining employment term (which includes the initial term and any renewals), (2) any bonus payable for the relevant year, (3) full vesting of the option awarded to him, if any, and exercisability through its full term, (4) full vesting of restricted shares awarded to him, if any, and (5) any other benefits to which he has a vested right. In the event of a termination of his employment by us (except under limited circumstances defined as for “cause” in the agreements) or by the officer for specified reasons, such as his removal from the position of Chief Executive Officer and President in the case of Mr. Rask, the position of Chief Financial Officer and Senior Vice President in the case of Mr. O’Keefe, or the position of Vice President—Marketing in the case of Mr. Crowley, or the assignment to him of duties materially inconsistent with his position with the company (for “good reason”), within the 18-month period immediately following a “change in control” as defined in the agreement (a “change in control termination”), the officer will be entitled to receive (1) three times in the case of Mr. Rask, two and one half times in the case of Mr. O’Keefe, and two times in the case of Mr. Crowley, his annual compensation for the year of termination (which is the sum of his base salary and his annual target bonus, or, if greater, the highest bonus paid to him under the agreement during the most recent 36-month period), (2) any bonus payable for the relevant year, (3) continuation of specified welfare benefits for three years in the case of Mr. Rask, two and one half years in the case of Mr. O’Keefe, and two years in the case of Mr. Crowley, (4) full vesting of the option awarded to him, if any, and exercisability through its full term, and (5) full vesting of restricted shares awarded to him, if any.
     The employment agreements include “change in control” provisions, as described in the preceding paragraph, which provide certain benefits in the event of a change in control of the company. Under the employment agreements, a “change in control” occurs upon the satisfaction of any of the following three conditions: (1) the acquisition by any individual, entity or group of shares representing 20% or more of the voting power of our outstanding voting stock, subject to various specific exceptions including those relating to acquisitions by or from the company or registered offerings, (2) the time when individuals who currently are members of our Board of Directors (or whose election is approved by the Board of Directors) cease for any reason to constitute at least a majority of the members of our Board of Directors, and (3) the consummation of a reorganization, merger, conversion or consolidation or sale or other disposition of all or substantially all of our assets, provided that none of the various specific exceptions which are set forth in detail in the employment agreements, apply in the transaction.
     The employment agreements also provide for covenants limiting competition with us, or any of our affiliates, and limited solicitation for employment of any of our employees, or any of our affiliates. Mr. Rask’s agreement provides such restrictive covenants for 18 months following a change in control termination or for one year following any other termination of employment and a covenant to keep specified nonpublic information relating to us, or any of our affiliates, confidential. For Mr. O’Keefe and Mr. Crowley, the restrictive covenants are identical except that they are enforceable for 12 months following a change in control termination or for six months following any other termination of employment. With respect to any payment or distribution to Mr. Rask, Mr. O’Keefe or Mr. Crowley, the agreements provide for a tax gross-up payment designed to keep each individual whole with respect to any taxes imposed by Section 4999 of the Internal Revenue Code of 1986, as amended.

Severance Policy and Change in Control Arrangements
     The Board of Directors has adopted a Severance Policy, which was amended in February 2007, for specified employees who are not entitled to change in control benefits under a written employment agreement. The benefits under this policy are not available to Messrs. Rask, O’Keefe or Crowley because each of those officers is already entitled to change in control benefits under an employment agreement, but they are available to our other officers, including Messrs. Wilhelm and Kelley. Under the terms of the Severance Policy in effect as of December 31, 2006, if we terminated the employment of Mr. Wilhelm or Mr. Kelley or if they terminated their employment for specified reasons, such as receipt of notification of salary reduction, reduction in job title, significant reduction of responsibilities or relocation of employment, within the twelve (12) month period immediately following a “change in control” as defined in the policy, he would have been entitled to receive an amount equal to one times his annual base salary and annual target bonus for the year of termination.
     The following tables summarize the potential payments upon a termination of employment in various circumstances. The amounts shown in the tables are only estimates and apply the assumption that employment terminated on December 31, 2006. The calculations of payments related to equity reflect the closing price of the common stock on December 29, 2006 (the business day before that date) on the New York Stock Exchange ($34.17). The amounts set forth below do not include accrued obligations such as salary and other amounts payable with respect to days previously worked, accrued vacation time and other accrued amounts that were fully earned and vested as of December 31, 2006 and would be payable in connection with the executive’s employment. The calculations of excise tax gross-up payments is an estimate based on an analysis of potential payment and benefits.
     The following table describes the potential payments upon termination or a change in control for Mr. Rask, our President and Chief Executive Officer.

		Involuntary		Involuntary or
Executive Benefits and Payments	Voluntary	Not for Cause	For Cause	Good Reason	Death or
Upon Termination(1)	Termination	Termination	Termination	Termination	Disability
Cash	$273,657 (3)	$273,657 (3)	$0	$4,212,471 (2)	$273,657	(3)
Equity	$0	$1,655,902 (4)	$0	$2,229,575 (5)	$1,655,902	(4)
Welfare Benefits	$0	$0	$0	$143,980	$0
Excise Tax Gross-Up	$0	$0	$0	$0	$0
Total:	$273,657	$1,929,559	$0	$6,586,026	$1,929,559

(1)	For purposes of this analysis, we assumed Mr. Rask’s compensation is as follows: current base salary equal to $600,000, annual discretionary bonus that is tied to his achievement of specified performance objectives established by our Board of Directors ($712,938 being the highest bonus paid to Mr. Rask in the last 36 months) and stock option awards and deferred performance unit grants at the discretion of the Board of Directors.

(2)	Mr. Rask’s severance benefit under an involuntary or good reason termination is equal to 3 times “annual compensation” which is defined to mean the sum of (a) annual base salary and (b) target bonus for the year of termination or, if greater, the highest bonus paid to Mr. Rask during the most recent 36 months. Additionally, Mr. Rask would be entitled to the bonus he would have earned under the 2006 Performance Bonus Plan, which was $273,657 in 2006.

(3)	Mr. Rask’s employment agreement entitles him to receive any bonus to which he is entitled on the date of his termination. Bonuses are allocated based on performance during the fiscal year. Since we are assuming a December 31, 2006 termination date for purposes of this table, we must include Mr. Rask’s bonus as a payment upon a voluntary termination.

(4)	This amount is calculated from the unexercised unexercisable stock options and unvested deferred performance units held by Mr. Rask on December 31, 2006. The stock option award amount was calculated by multiplying the “number of securities underlying unexercised options unexercisable” from the Outstanding Equity Awards at Fiscal Year-End table by the difference between the option price and the price per share of common stock on the date of termination. The deferred performance unit award amount was calculated by multiplying the number of Earned Shares calculated as of the Determination Date which would have been earned by a fraction, the numerator of which is the number of calendar days the executive was employed by the company during the Performance Cycle and the denominator of which is the total number of calendar days in the Performance Cycle.

(5)	This amount is calculated from the unexercised unexercisable stock options and unvested deferred performance units held by Mr. Rask on December 31, 2006. The stock option award amount was calculated by multiplying the “number of securities underlying unexercised options unexercisable” from the Outstanding Equity Awards at Fiscal Year-End table by the difference between the option price and the price per share of common stock on the date of termination. The deferred performance unit award amount was calculated by multiplying 50% of the “number of unearned shares, units or other rights that have not vested” from the Outstanding Equity Awards at Fiscal Year-End table by the price per share of common stock on the date of termination.

     The following table describes the potential payments upon termination or a change in control for Mr. Wilhelm, our Vice President and Chief Financial Officer.

		Involuntary		Involuntary or
Executive Benefits and Payments	Voluntary	Not for Cause	For Cause	Good Reason	Death or
Upon Termination(1)	Termination	Termination	Termination	Termination	Disability
Cash	$0	$0	$0	$398,750 (2)	$0
Equity	$0	$570,508 (3)	$0	$701,285 (4)	$570,508 (3)
Benefits	$0	$0	$0	$0	$0
Excise Tax Gross-Up	$0	$0	$0	$0	$0
Total:	$0	$570,508	$0	$1,100,035	$570,508

(1)	For purposes of this analysis, we assumed Mr. Wilhelm’s compensation is as follows: current base salary equal to $275,000, annual discretionary bonus that is tied to his achievement of specified performance objectives established by our Board of Directors and stock option awards and deferred performance unit grants at the discretion of the Board of Directors.

(2)	Mr. Wilhelm’s severance benefit under an involuntary or good reason termination is equal to one year’s base salary plus the amount of Mr. Wilhelm’s target bonus under the 2006 Performance Bonus Plan for the year in which the termination occurs.

(3)	This amount is calculated from the unexercised unexercisable stock options and unvested deferred performance units held by Mr. Wilhelm on December 31, 2006. The stock option award amount was calculated by multiplying the “number of securities underlying unexercised options unexercisable” from the Outstanding Equity Awards at Fiscal Year-End table by the difference between the option price and the price per share of common stock on the date of termination. The deferred performance unit award amount was calculated by multiplying the number of Earned Shares calculated as of the Determination Date which would have been earned by a fraction, the numerator of which is the number of calendar days the executive was employed by the company during the Performance Cycle and the denominator of which is the total number of calendar days in the Performance Cycle.

(4)	This amount is calculated from the unexercised unexercisable stock options and unvested deferred performance units held by Mr. Wilhelm on December 31, 2006. The stock option award amount was calculated by multiplying the “number of securities underlying unexercised options unexercisable” from the Outstanding Equity Awards at Fiscal Year-End table by the difference between the option price and the price per share of common stock on the date of termination. The deferred performance unit award amount was calculated by multiplying 50% of the “number of unearned shares, units or other rights that have not vested” from the Outstanding Equity Awards at Fiscal Year-End table by the price per share of common stock on the date of termination.

     The following table describes the potential payments upon termination or a change in control for Mr. O’Keefe, our Executive Vice President, Finance and Administration.

		Involuntary		Involuntary or
Executive Benefits and Payments	Voluntary	Not for Cause	For Cause	Good Reason	Death or
Upon Termination(1)	Termination	Termination	Termination	Termination	Disability
Cash	$101,078 (3)	$101,078 (3)	$0	$1,575,870 (2)	$101,078	(3)
Equity	$0	$664,177 (4)	$0	$908,667 (5)	$664,177	(4)
Benefits	$0	$0	$0	$83,483	$0
Excise Tax Gross-Up	$0	$0	$0	$0	$0
Total:	$101,078	$765,255	$0	$2,568,020	$765,255

(1)	For purposes of this analysis, we assumed Mr. O’Keefe’s compensation is as follows: current base salary equal to $342,000, annual discretionary bonus that is tied to his achievement of specified performance objectives established by our Board of Directors ($247,917 being the highest bonus paid to Mr. O’Keefe in the last 36 months) and stock option awards and deferred performance unit grants at the discretion of the Board of Directors.

(2)	Mr. O’Keefe’s severance benefit under an involuntary or good reason termination is equal to 2.5 times “annual compensation” which is defined to mean the sum of (a) annual base salary and (b) target bonus for the year of termination or, if greater, the highest bonus paid to Mr. O’Keefe during the most recent 36 months. Additionally, Mr. O’Keefe would be entitled to the bonus he would have earned under the 2006 Performance Bonus Plan, which was $101,078 in 2006.

(3)	Mr. O’Keefe’s employment agreement entitles him to receive any bonus to which he is entitled on the date of his termination. Bonuses are allocated based on performance during the fiscal year. Since we are assuming a December 31, 2006 termination date for purposes of this table, we must include Mr. O’Keefe’s bonus as a payment upon a voluntary termination.

(4)	This amount is calculated from the unexercised unexercisable stock options and unvested deferred performance units held by Mr. O’Keefe on December 31, 2006. The stock option award amount was calculated by multiplying the “number of securities underlying unexercised options unexercisable” from the Outstanding Equity Awards at Fiscal Year-End table by the difference between the option price and the price per share of common stock on the date of termination. The deferred performance unit award amount was calculated by multiplying the number of Earned Shares calculated as of the Determination Date which would have been earned by a fraction, the numerator of which is the number of calendar days the executive was employed by the company during the Performance Cycle and the denominator of which is the total number of calendar days in the Performance Cycle.

(5)	This amount is calculated from the unexercised unexercisable stock options and unvested deferred performance units held by Mr. O’Keefe on December 31, 2006. The stock option award amount was calculated by multiplying the “number of securities underlying unexercised options unexercisable” from the Outstanding Equity Awards at Fiscal Year-End table by the difference between the option price and the price per share of common stock on the date of termination. The deferred performance unit award amount was calculated by multiplying 50% of the “number of unearned shares, units or other rights that have not vested” from the Outstanding Equity Awards at Fiscal Year-End table by the price per share of common stock on the date of termination.

     The following table describes the potential payments upon termination or a change in control for Mr. Kelley, our Vice President-Operations.

		Involuntary		Involuntary or
Executive Benefits and Payments	Voluntary	Not for Cause	For Cause	Good Reason	Death or
Upon Termination(1)	Termination	Termination	Termination	Termination	Disability
Cash	$0	$0	$0	$412,500 (2)	$0
Equity	$0	$1,027,307 (3)	$0	$1,230,336 (4)	$1,027,307 (3)
Benefits	$0	$0	$0	$0	$0
Excise Tax Gross-Up	$0	$0	$0	$0	$0
Total:	$0	$1,027,307	$0	$1,642,766	$1,027,307

(1)	For purposes of this analysis, we assumed Mr. Kelley’s compensation is as follows: current base salary equal to $275,000, annual discretionary bonus that is tied to his achievement of specified performance objectives established by our Board of Directors (equal to $137,500 in 2006) and stock option awards and deferred performance unit grants at the discretion of the Board of Directors.

(2)	Mr. Kelley’s severance benefit under an involuntary or good reason termination is equal to one year’s base salary plus the amount of Mr. Kelley’s target bonus under the 2006 Performance Bonus Plan for the year in which the termination occurs.

(3)	This amount is calculated from the unexercised unexercisable stock options and unvested deferred performance units held by Mr. Kelly on December 31, 2006. The stock option award amount was calculated by multiplying the “number of securities underlying unexercised options unexercisable” from the Outstanding Equity Awards at Fiscal Year-End table by the difference between the option price and the price per share of common stock on the date of termination. The deferred performance unit award amount was calculated by multiplying the number of Earned Shares calculated as of the Determination Date which would have been earned by a fraction, the numerator of which is the number of calendar days the executive was employed by the company during the Performance Cycle and the denominator of which is the total number of calendar days in the Performance Cycle.

(4)	This amount is calculated from the unexercised unexercisable stock options and unvested deferred performance units held by Mr. Kelly on December 31, 2006. The stock option award amount was calculated by multiplying the “number of securities underlying unexercised options unexercisable” from the Outstanding Equity Awards at Fiscal Year-End table by the difference between the option price and the price per share of common stock on the date of termination. The deferred performance unit award amount was calculated by multiplying 50% of the “number of unearned shares, units or other rights that have not vested” from the Outstanding Equity Awards at Fiscal Year-End table by the price per share of common stock on the date of termination.

     The following table describes the potential payments upon termination or a change in control for Mr. Crowley, our Senior Vice President-Operations.

		Involuntary		Involuntary or
Executive Benefits and Payments	Voluntary	Not for Cause	For Cause	Good Reason	Death or
Upon Termination(1)	Termination	Termination	Termination	Termination	Disability
Cash	$79,745 (3)	$79,745 (3)	$0	$1,092,495 (2)	$79,745	(3)
Equity	$0	$1,403,192 (4)	$0	$1,647,682 (5)	$1,403,192	(4)
Benefits	$0	$0	$0	$60,663	$0
Excise Tax Gross-Up	$0	$0	$0	$664,341	$0
Total:	$79,745	$1,482,937	$0	$3,465,181	$1,482,937

(1)	For purposes of this analysis, we assumed Mr. Crowley’s compensation is as follows: current base salary equal to $330,000, annual discretionary bonus that is tied to his achievement of specified performance objectives established by our Board of Directors ($176,375 being the highest bonus paid to Mr. Crowley in the last 36 months) and stock option awards and deferred performance unit grants at the discretion of the Board of Directors.

(2)	Mr. Crowley’s severance benefit under an involuntary or good reason termination is equal to 2 times “annual compensation” which is defined to mean the sum of (a) annual base salary and (b) target bonus for the year of termination or, if greater, the highest bonus paid to Mr. Crowley during the most recent 36 months. Additionally, Mr. Crowley would be entitled to the bonus he would have earned under the 2006 Performance Bonus Plan, which was $79,745 in 2006.

(3)	Mr. Crowley’s employment agreement entitles him to receive any bonus to which he is entitled on the date of his termination. Bonuses are allocated based on performance during the fiscal year. Since we are assuming a December 31, 2006 termination date for purposes of this table, we must include Mr. Crowley’s bonus as a payment upon a voluntary termination.

(4)	This amount is calculated from the unexercised unexercisable stock options and unvested deferred performance units held by Mr. Crowley on December 31, 2006. The stock option award amount was calculated by multiplying the “number of securities underlying unexercised options unexercisable” from the Outstanding Equity Awards at Fiscal Year-End table by the difference between the option price and the price per share of common stock on the date of termination. The deferred performance unit award amount was calculated by multiplying the number of Earned Shares calculated as of the Determination Date which would have been earned by a fraction, the numerator of which is the number of calendar days the executive was employed by the company during the Performance Cycle and the denominator of which is the total number of calendar days in the Performance Cycle.

(5)	This amount is calculated from the unexercised unexercisable stock options and unvested deferred performance units held by Mr. Crowley on December 31, 2006. The stock option award amount was calculated by multiplying the “number of securities underlying unexercised options unexercisable” from the Outstanding Equity Awards at Fiscal Year-End table by the difference between the option price and the price per share of common stock on the date of termination. The deferred performance unit award amount was calculated by multiplying 50% of the “number of unearned shares, units or other rights that have not vested” from the Outstanding Equity Awards at Fiscal Year-End table by the price per share of common stock on the date of termination.

REPORT OF THE EXECUTIVE COMPENSATION COMMITTEE
     During the last fiscal year, Thomas N. Amonett, Suzanne V. Baer, R. Don Cash and Thomas M Hamilton, Chairman, were members of the Executive Compensation Committee. All of the members of this committee met the requirements for independent directors under the rules of the New York Stock Exchange. The role of the Executive Compensation Committee is to oversee the company’s compensation and benefits plans and policies, administer its stock plans (including reviewing and approving equity grants to elected officers) and review and approve annually all compensation decisions relating to elected officers, including those for the Chief Executive Officer and the other executive officers named in the Summary Compensation Table and exercise general oversight over the company’s compensation practices. The Executive Compensation Committee may generally delegate its authority to a sub-committee consisting of one or more members of the Executive Compensation Committee. The Executive Compensation Committee met three times in 2006, including three executive sessions with members only.
     The Executive Compensation Committee has a charter that it follows in carrying out its responsibilities. It reviews the charter and its policies annually, recommending proposed changes to its charter to the Board of Directors for approval. In addition, the Executive Compensation Committee has the authority under its charter to engage the services of outside advisors, experts and others to assist the Executive Compensation Committee and has the sole authority to approve the fees and other retention terms of any advisors it retains. The Executive Compensation Committee’s charter can be found on the investor relations page of our company’s website, www.theoffshoredrillingcompany.com.
     The Executive Compensation Committee’s and the company’s philosophy is that it is in the best interest of the company and its stockholders for it to be able to attract and retain talented executives by assuring that our compensation programs remain competitive compared to the types and ranges of compensation paid by companies that have similar lines of businesses and similar executive compensation opportunities and risks. In determining compensation, the Executive Compensation Committee strives to:
•	achieve a reasonable level of internal pay equity among our executives based on their relative levels of responsibility, experience and personal performance;

•	correlate each executive’s compensation with predetermined company-wide and individual performance goals the achievement of which, the Executive Compensation Committee expects will have the potential to positively effect stockholder value; and

•	utilize compensation peer group data to ensure that our compensation programs remain competitive.
     In accordance with the authority under its charter, the Executive Compensation Committee engages Frederic W. Cook & Co., Inc., as independent outside compensation consultant to advise the Executive Compensation Committee on matters related to executive compensation. Frederic W. Cook & Co., Inc. provides the Executive Compensation Committee with competitive compensation data used in part to evaluate compensation levels at the company and makes recommendations on compensation program structure. The Executive Compensation Committee uses this information and other advice from Frederic W. Cook & Co., Inc. when making its final determinations on compensation levels and structure for our executives. The compensation consultant does not advise our management and receives no other compensation from the company. Representatives of the compensation consultant attended three meetings of the Executive Compensation Committee in 2006.

Conclusion
     The Executive Compensation Committee believes the executive compensation philosophy and programs effectively serve the interests of the stockholders and the company. The Executive Compensation Committee has reviewed and held discussions about the Compensation Discussion and Analysis with management. Based on this review and discussions with management, the Executive Compensation Committee has recommended, and the Board of Directors has approved, the inclusion of the Compensation Discussion and Analysis in this report.
Executive Compensation Committee
Thomas M Hamilton, Chairman
Thomas N. Amonett
Suzanne V. Baer
R. Don Cash
April 19, 2007

DIRECTOR COMPENSATION
     The following table sets forth the compensation earned by our directors during 2006. In some cases, compensation was earned in 2006 for service rendered in 2005.

	Fees Earned			Non-Equity
	or Paid in	Stock	Option	Incentive Plan	All Other
	Cash	Awards(1)	Awards	Compensation	Compensation	Total
Name	($)	($)	($)	($)	($)	($)
Thomas N. Amonett	122,500	71,850	—	—	—	194,350
Suzanne V. Baer	58,000	65,000	—	—	—	123,000
R. Don Cash	57,500	71,850	—	—	—	129,350
Thomas M Hamilton	66,500	71,850	—	—	—	138,350
Thomas R. Hix	70,250	72,195	—	—	—	142,445
Robert L. Zorich	56,000	65,000	—	—	—	121,000

(1)	The amounts reflect the dollar amount recognized for financial statement reporting purposes for the fiscal year ended December 31, 2006, in accordance with the provisions of Statement of Financial Accounting Standards No. 123R (“FAS 123R”) of awards pursuant to our Long Term Incentive Plan and thus may include amounts from awards granted prior to 2006. Assumptions used in the calculation of these amounts are included in footnote 13 to the company’s audited financial statements for the fiscal year ended December 31, 2006 included in the company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 1, 2007. The full grant date fair value of the deferred stock unit award to each director computed in accordance with FAS 123R is $390,037.
     The Corporate Governance Committee is responsible for studying the compensation of directors and recommending changes for consideration by the full Board when appropriate. The Corporate Governance Committee, based upon a competitive analysis of director compensation from the company’s compensation peer group and the recommendation of an independent compensation consultant, recommended that our Board of Directors establish its current compensation arrangement effective October 1, 2006. Our directors who are also full-time officers or employees do not receive any additional compensation for serving as directors. The Chairman of the Board is paid an annual retainer of $160,000. All other directors receive an annual retainer of $40,000. The Audit Committee chairman receives an additional $15,000 annual retainer. The Executive Compensation Committee chairman and Corporate Governance Committee chairman receive an additional $10,000 annual retainer. Non-employee directors also receive a fee of $2,000 for each Board of Directors meeting attended in person or a fee of $1,500 for each Board of Directors meeting attended by telephone, plus incurred expenses where appropriate. Further, non-employee directors, other than the Chairman of the Board, also receive a fee of $1,500 for each Board committee meeting attended in person or by telephone. All members of the Board are reimbursed for their reasonable expenses for attending Board functions.
     Upon election to the Board of Directors, each outside director is granted 5,000 fully-vested deferred stock units (“DSUs”) payable in shares of common stock on the earlier of five years from the date of grant or termination from the Board of Directors. Directors may also elect to further defer the receipt of the shares of common stock. On the date of each annual meeting thereafter each outside director is granted $65,000 in fully-vested DSUs, based on the closing price of common stock as reported in The Wall Street Journal for that date. DSUs are payable in shares of common stock on the earlier of five years from the date of grant or termination from the Board. Directors also may elect to further defer the receipt of the shares of common stock. Because the level of awards to outside directors are not specified in our 2005 Long Term Incentive Plan, the Board of Directors will have authority to determine the awards made to outside directors from time to time without the prior approval of the stockholders.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION
     No member of the Executive Compensation Committee of the Board of Directors was an officer, former officer or employee of the company or its subsidiaries during the fiscal year ended December 31, 2006. None of the members of the Executive Compensation Committee has served as an officer of the company, and none of our executive officers has served as a member of a compensation committee or board of directors of any other entity which has an executive officer serving as a member of our Board.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
OWNERSHIP OF VOTING SECURITIES
     The following table sets forth certain information known to us as of March 31, 2007 with respect to the beneficial ownership of common stock by (i) each stockholder known to us to own beneficially more than 5% of the outstanding shares of common stock, (ii) each director, (iii) each named executive officer and (iv) all directors and executive officers as a group.

	Common Stock
	Number of Shares
Name or Identity of Group and Address	Beneficially Owned	Percent
Ziff Asset Management, L.P. 283 Greenwich Avenue Greenwich, Connecticut 06830	3,436,561	6.0%
U.S. Trust Corporation 114 West 47th Street, 25th Floor New York, New York 10036-1532	3,231,586	5.6%
Directors and named executive officers:
Thomas N. Amonett (a)	14,105	*
Suzanne V. Baer (a)	9,105	*
R. Don Cash (a)	15,105	*
Thomas M Hamilton (a)	16,105	*
Thomas R. Hix (a)	14,105	*
Jan Rask (a)	310,353	*
Robert L. Zorich (a)	6,247	*
T. Scott O’Keefe	16,500	*
David J. Crowley (a)	49,834	*
Michael L. Kelley (a)	32,000	*
Dale Wilhelm (a)	23,167	*
All directors and executive officers as a group (20 persons) (a)	579,596	1.0

(a)	Includes the following number of shares of common stock that the named party has the right to acquire upon exercise of stock options that are (i) currently exercisable or (ii) exercisable within 60 days of the date hereof: Mr. Amonett — 5,000; Mr. Cash — 5,000 ; Mr. Hamilton — 5,000 ; Mr. Hix — 5,000 ; Mr. Rask — 195,150; Mr. O’Keefe — 16,500; Mr. Crowley — 49,834; Mr. Kelley — 32,000; Mr. Wilhelm — 23,167; and all executive officers and directors as a group — 358,407.

*	Less than 1%

EQUITY COMPENSATION PLANS
     The following table sets forth additional information as of December 31, 2006 about shares of common stock that may be issued upon the exercise of option and other rights under our existing equity compensation plans and arrangements. All of our equity compensation plans have been approved by stockholders. The information includes the number of shares covered by, and the weighted average exercise price of outstanding options and other rights and the number of shares remaining available for future grants, excluding the shares to be issued upon exercise of outstanding options and other rights.

Equity Compensation Plan Information
		Weighted average	Number of securities remaining
	Number of securities to	exercise	available for future issuance
	be issued upon exercise	price of outstanding	under equity compensation plans
	of outstanding options,	options, warrants and	(excluding securities reflected
	warrants and rights	rights	in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	539,802	$25.28	3,287,379
Equity compensation plans not approved by security holders	—	—	—

Total	539,802	$25.28	3,287,379

Item 13. Certain Relationships and Related Transactions, and Director Independence
CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS
Policies and Procedures
     The Board of Directors recognizes that transactions between us and related parties present a heightened risk of conflicts of interest. As a general matter, it is our preference to avoid related party transactions. Nevertheless, the Board of Directors recognizes that there are situations where related party transactions may be in, or may not be inconsistent with, the best interests of the company and its stockholders. Therefore, the Board of Directors has adopted the procedures set forth in its Policy Statement Regarding Related Person Transactions (the “Policy”) for the review, approval or ratification of such transactions. The Policy supplements the conflict of interest provisions in our Code of Business Conduct and Ethics and Corporate Governance Guidelines.
     The Audit Committee Charter requires, in accordance with the Policy, that the members of the Audit Committee, all of whom are independent directors, review and approve all related party transactions and charitable contributions exceeding, in the aggregate, $120,000 for any fiscal year in which a related party or a director is actively involved. Under certain circumstances, a majority of our disinterested directors may also approve related party transactions. In any event, prior to entering into a related party transaction, the related party must provide notice of the facts and circumstances of the proposed transaction to our Law Department. If the Law Department determines that the proposed transaction is a related party transaction, the proposed related party transaction will be submitted to the Audit Committee (or if, in consultation with the CEO or CFO, it is determined that it is not practicable to wait for the next Audit Committee meeting, to the Chairman of the Audit Committee) for consideration. No member of the Audit Committee will participate in the review or approval of any related party transaction with respect to which such member is a related party.
     A “related party transaction” is a transaction, arrangement, or series of related transactions in which the company or one of its subsidiaries participates and the amount involved is at least $120,000, and in which any related party has a direct or indirect material interest, other than transactions involving the compensation, indemnification or reimbursement of directors or executive officers, transactions based on competitive bids, transactions where the related party’s interest arises only from such person’s position as a director or less-than-10% equity holder of the other transacting entity, among other exceptions listed in the Policy. “Related parties” include executive officers, directors, director nominees, and beneficial owners of more than 5% of our voting securities, as well as immediate family members of any such persons, entities that are owned or controlled by any such persons, entities in which any such person serves as an executive officer or in which any such persons, in the aggregate, own 10% or more of the entities’ equity, and an entity at which any such person is employed if the person is directly involved in the negotiation or performance of the related party transaction or the person’s compensation is directly related to such transaction.
     No transactions occurred in the last fiscal year or are currently proposed that require disclosure under Item 404(a) of Regulation S-K.
DIRECTOR INDEPENDENCE
     For information regarding independence of directors see “Item 10. Directors, Executive Officer and Corporate Governance – Corporate Governance.”
Item 14. Principal Accounting Fees and Services
Pre-approval Policies and Procedures
     Consistent with SEC policies regarding auditor independence, the Audit Committee has responsibility for appointing, setting compensation and overseeing the work of the independent registered public accounting firm. In recognition of this responsibility, the Audit Committee has established a policy to pre-approve all audit and permissible non-audit services provided by the independent registered public accounting firm.
     Under the policy, we submit an itemized listing of all services for which pre-approval is requested to the Audit Committee. Such itemized listing includes a description of each proposed service, the associated estimated fees and other terms of the engagement. To the extent any such service is a non-audit service, the submission includes a determination that such service qualifies as a permitted non-audit service and an explanation as to why the provision of such service would not impair the independence of the auditors.
     All proceedings and actions relative to the pre-approval process, including copies of all related documents submitted to the Audit Committee, are included in the records of the Audit Committee.
Fees and Services
     Our audit and non-audit fees were reviewed and approved by the Audit Committee and considered for purposes of evaluating whether these fees are compatible with maintaining the auditor’s independence.
     The estimated aggregate fees (excluding value added taxes) billed to us for the fiscal years ended December 31, 2006 and 2005 by E&Y and its affiliates, were as follows:

	2006(c)	2005(c)
Audit Fees (a)	$1,311,095	$1,367,390
Audit-Related Fees (b)	$23,972	$22,300
Tax Fees (d)	$45,759	$20,816
All Other Fees	—	—

(a)	Includes fees for the audit of our annual financial statements, reviews of financial statements included in our Forms 10-Q, statutory audits and regulatory attestation services for the respective years.

(b)	Includes fees for audits of our benefit plans.

(c)	Fees for the audit of our annual financial statements and reviews of financial statements included in our Forms 10-Q are included under the fiscal year to which they relate, regardless of when billed. All other fees included in “Audit Fees” and all fees included under “Audit-Related Fees” and “Tax Fees” are fees billed in the respective fiscal year.

(d)	Includes fees related to tax planning and compliance.
     The Audit Committee pre-approved all of the services described above that were provided during the fiscal year ended December 31, 2006 in accordance with the Audit Committee’s policy and the pre-approval requirements of the Sarbanes-Oxley Act, which requirements became effective on May 6, 2003. Accordingly, there were no services for which the de minimus exception, as defined in Section 202 of the Sarbanes-Oxley Act, was applicable. The Audit Committee has considered whether the provision of the non-audit services by E&Y was compatible with maintaining E&Y’s independence.

PART IV
Item 15. Exhibits and Financial Statement Schedules
     a. Financial Statements
     Financial Statements were filed with the company’s annual report on Form 10-K for the year ended December 31, 2006.
Exhibit Index

Exhibit		Filed Herewith or Incorporated by
No.	Description	Reference from:
3.1	Fourth Amended and Restated Certificate of Incorporation	Exhibit 3.1 to Current Report on Form 8-K filed on May 11, 2006

3.2	Amended and Restated By-Laws	Exhibit 3.1 to Current Report on Form 8-K filed on April 5, 2007

3.3	Form of Certificate of Designation of Series A Junior Participating Preferred Stock	Included as Exhibit A to Exhibit 3.3 to Amendment 1 to TODCO’s Registration Statement on Form S-1, Registration No. 333-101921, filed February 12, 2003

4.1	Rights Agreement by and between TODCO and The Bank of New York, dated as of February 4, 2004	Exhibit 4.1 to TODCO’s Annual Report on Form 10-K for the year ended December 31, 2003

4.2	Specimen Stock Certificate	Exhibit 3.3 to TODCO’s Current Report on Form 8-K filed on May 11, 2006

4.3	The company is a party to several debt instruments under which the total amount of securities authorized does not exceed 10% of the total assets of the company and its subsidiaries on a consolidated basis. Pursuant to Paragraph 4(iii)(A) of Item 601(b) of Regulation S-K, the company agrees to furnish a copy of such instruments to the Commission upon request

4.4	Credit Agreement dated as of December 29, 2005 among TODCO, certain subsidiaries, Nordea Bank Finland, plc, New York Branch, and the Lenders named therein	Exhibit 10.1 to TODCO’s Current Report on Form 8-K filed on January 5, 2006

10.1	Tax Sharing Agreement dated February 4, 2004 by and between Transocean Holdings Inc. and TODCO	Exhibit 99.3 to Transocean Inc.’s Current Report on Form 8-K filed on March 3, 2004

10.2	Amended and Restated Tax Sharing Agreement between Transocean Holdings Inc. and TODCO	Exhibit 10.1 to TODCO’s Current Report on Form 8-K filed on November 30, 2006

10.3	Revolving Credit and Note Purchase Agreement, dated as of December 20, 2001, among Delta Towing, LLC, as Borrower, R&B Falcon Drilling USA, Inc., as RBF Noteholder, and Beta Marine Services, L.L.C., as Beta Noteholder	Exhibit 10.9 to TODCO’s Registration Statement on Form S-1, Registration No. 333-101921, filed on December 18, 2002

*10.4	TODCO Long-Term Incentive Plan	Exhibit 10.6 to Amendment 6 to TODCO’s Registration Statement on Form S-1, Registration No. 333-101921, filed on December 15, 2003

Exhibit		Filed Herewith or Incorporated by
No.	Description	Reference from:
*10.5	TODCO 2005 Long-Term Incentive Plan	Appendix B to TODCO’s Proxy Statement on Schedule 14a filed on April 8, 2005

*10.6	Employment Agreement dated July 15, 2002, between Jan Rask, R&B Falcon Management Services, Inc. and R&B Falcon Corporation	Exhibit 10.7 to TODCO’s Registration Statement on Form S-1, Registration No. 333-101921, filed on December 18, 2002

*10.7	Amendment No. 1 dated December 12, 2003 to the Employment Agreement dated July 15, 2002 between Jan Rask, R&B Falcon Management Services, Inc. and R&B Falcon Corporation	Exhibit 10.8 to Amendment 6 to TODCO’s Registration Statement on Form S-1, Registration No. 333-101921, filed on December 15, 2003

*10.8	Employment Agreement dated July 18, 2002 between T. Scott O’Keefe, R&B Falcon Management Services, Inc. and R&B Falcon Corporation	Exhibit 10.8 to TODCO’s Registration Statement on Form S-1, Registration No. 333-101921, filed on December 18, 2002

*10.9	Amendment No. 1 dated December 12, 2003 to the Employment Agreement dated July 18, 2002 between T. Scott O’Keefe, R&B Falcon Management Services, Inc. and R&B Falcon Corporation	Exhibit 10.10 to Amendment 6 to TODCO’s Registration Statement on Form S-1, Registration No. 333-101921, filed on December 15, 2003

*10.10	Employment Agreement dated April 28, 2003 between David J. Crowley, TODCO Management Services, LLC and TODCO	Exhibit 10.9 to Amendment 3 to TODCO’s Registration Statement on Form S-1, Registration No. 333-101921, filed on September 12, 2003

*10.11	Form of Indemnification Agreement for Officers and Directors	Exhibit 10.10 to Amendment 3 to TODCO’s Registration Statement on Form S-1, Registration No. 333-101921, filed on September 12, 2003

*10.12	TODCO Severance Policy	Previously filed as an exhibit to the company’s Form 10-K for the year ended December 31, 2006 filed with the Securities and Exchange Commission on March 1, 2007

*10.13	Non-Employee Director Compensation Amendment	TODCO’s Current Report on Form 8-K filed on August 3, 2006

*10.14	Officer compensation arrangements for 2006	TODCO’s Current Report on Form 8-K filed on February 10, 2006

*10.15	Officer Compensation and Amendment of Employment Agreement	TODCO’s Current Report on Form 8-K filed on August 3, 2006

*10.16	Form of Employee Stock Option Grant Award Letter under the TODCO Long-Term Incentive Plan	Exhibit 4.7 to TODCO’s Registration Statement on Form S-8, Registration No. 333-112641 filed on February 10, 2004

Exhibit		Filed Herewith or Incorporated by
No.	Description	Reference from:
*10.17	Form of Employee Deferred Performance Unit Award Letter under the TODCO Long-Term Incentive Plan	Exhibit 10.3 to TODCO’s Current Report on Form 8-K filed on February 11, 2005

*10.18	Form of Employee Non-Qualified Stock Option Award Letter under the TODCO 2005 Long-Term Incentive Plan	Exhibit 10.1 to TODCO’s Current Report on Form 8-K filed on July 7, 2005

*10.19	Form of Employee Non-Qualified Stock Option Award Letter under the TODCO 2005 Long-Term Incentive Plan (for awards granted on or after February 26, 2007)	Previously filed as an exhibit to the company’s Form 10-K for the year ended December 31, 2006 filed with the Securities and Exchange Commission on March 1, 2007

*10.20	Form of Employee Deferred Performance Unit Award Letter under the TODCO 2005 Long-Term Incentive Plan	Exhibit 10.2 to TODCO’s Current Report on Form 8-K filed on July 7, 2005

*10.21	Form of Employee Deferred Performance Unit Award Letter under the TODCO 2005 Long-Term Incentive Plan (for awards granted on or after February 26, 2007)	Previously filed as an exhibit to the company’s Form 10-K for the year ended December 31, 2006 filed with the Securities and Exchange Commission on March 1, 2007

*10.22	Form of Director Deferred Stock Unit Grant Award Letter under the TODCO 2005 Long-Term Incentive Plan	Exhibit 10.1 to TODCO’s Current Report on Form 8-K filed on May 13, 2005

*10.23	Form of Employee Performance Bonus Award Letter	Exhibit 10.3 to TODCO’s Current Report on Form 8-K filed on February 10, 2006

*10.24	Form of Employee Restricted Stock Award Letter under the TODCO 2005 Long Term Incentive Plan (for awards granted on or after February 26, 2007)	Previously filed as an exhibit to the company’s Form 10-K for the year ended December 31, 2006 filed with the Securities and Exchange Commission on March 1, 2007

*10.25	Form of Employee Restricted Stock Grant Award Letter under the TODCO Long-Term Incentive Plan	Exhibit 4.8 to TODCO’s Registration Statement on Form S-8, Registration No. 333-112641 filed on February 10, 2004

*10.26	Form of Employee Restricted Stock Award Letter under the TODCO 2005 Long-Term Incentive Plan	Exhibit 10.1 to TODCO’s Current Report on Form 8-K filed on March 24, 2006

14.1	TODCO Code of Business Conduct and Ethics	Exhibit 14.1 to Annual Report on Form 10-K for the year ended December 31, 2003

21.1	Subsidiaries of Registrant	Previously filed as an exhibit to the company’s Form 10-K for the year ended December 31, 2006 filed with the Securities and Exchange Commission on March 1, 2007

Exhibit		Filed Herewith or Incorporated by
No.	Description	Reference from:
23	Consent of Ernst & Young LLP	Previously filed as an exhibit to the company’s Form 10-K for the year ended December 31, 2006 filed with the Securities and Exchange Commission on March 1, 2007

24	Power of Attorney	Previously filed as an exhibit to the company’s Form 10-K for the year ended December 31, 2006 filed with the Securities and Exchange Commission on March 1, 2007

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Filed herewith

†32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer	Furnished herewith

*	Management compensation contract, plan or arrangement.

†	Furnished, not filed, in accordance with Item 601(b)(32) of Regulation S-K.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused amendment no. 1 to this report to be signed on its behalf by the undersigned, thereunto duly authorized in Houston, Texas, on this 20th day of April, 2007.

TODCO
/s/ JAN RASK
Jan Rask
President and Chief Executive Officer
     Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons in the capacities indicated on the 20th day of April, 2007.

Signature	Title

/s/ JAN RASK	President and Chief Executive Officer
Jan Rask	and Director (Principal Executive Officer)

/s/ DALE W. WILHELM	Vice President and Chief Financial Officer
Dale W. Wilhelm	(Principal Financial Officer)

/s/ DENNIS J. LUBOJACKY	Controller (Principal Accounting Officer)
Dennis J. Lubojacky

/s/ THOMAS N. AMONETT	Director and Chairman of the Board
Thomas N. Amonett *

/s/ SUZANNE V. BAER	Director
Suzanne V. Baer *

/s/ R. DON CASH	Director
R. Don Cash *

/s/ THOMAS M HAMILTON	Director
Thomas M Hamilton *

/s/ THOMAS R. HIX	Director
Thomas R. Hix *

/s/ ROBERT L. ZORICH
Robert L. Zorich *	Director

*	Signed through power of attorney

Exhibit Index

Exhibit		Filed Herewith or Incorporated by
No.	Description	Reference from:
3.1	Fourth Amended and Restated Certificate of Incorporation	Exhibit 3.1 to Current Report on Form 8-K filed on May 11, 2006

3.2	Amended and Restated By-Laws	Exhibit 3.1 to Current Report on Form 8-K filed on April 5, 2007

3.3	Form of Certificate of Designation of Series A Junior Participating Preferred Stock	Included as Exhibit A to Exhibit 3.3 to Amendment 1 to TODCO’s Registration Statement on Form S-1, Registration No. 333-101921, filed February 12, 2003

4.1	Rights Agreement by and between TODCO and The Bank of New York, dated as of February 4, 2004	Exhibit 4.1 to TODCO’s Annual Report on Form 10-K for the year ended December 31, 2003

4.2	Specimen Stock Certificate	Exhibit 3.3 to TODCO’s Current Report on Form 8-K filed on May 11, 2006

4.3	The company is a party to several debt instruments under which the total amount of securities authorized does not exceed 10% of the total assets of the company and its subsidiaries on a consolidated basis. Pursuant to Paragraph 4(iii)(A) of Item 601(b) of Regulation S-K, the company agrees to furnish a copy of such instruments to the Commission upon request

4.4	Credit Agreement dated as of December 29, 2005 among TODCO, certain subsidiaries, Nordea Bank Finland, plc, New York Branch, and the Lenders named therein	Exhibit 10.1 to TODCO’s Current Report on Form 8-K filed on January 5, 2006

10.1	Tax Sharing Agreement dated February 4, 2004 by and between Transocean Holdings Inc. and TODCO	Exhibit 99.3 to Transocean Inc.’s Current Report on Form 8-K filed on March 3, 2004

10.2	Amended and Restated Tax Sharing Agreement between Transocean Holdings Inc. and TODCO	Exhibit 10.1 to TODCO’s Current Report on Form 8-K filed on November 30, 2006

10.3	Revolving Credit and Note Purchase Agreement, dated as of December 20, 2001, among Delta Towing, LLC, as Borrower, R&B Falcon Drilling USA, Inc., as RBF Noteholder, and Beta Marine Services, L.L.C., as Beta Noteholder	Exhibit 10.9 to TODCO’s Registration Statement on Form S-1, Registration No. 333-101921, filed on December 18, 2002

*10.4	TODCO Long-Term Incentive Plan	Exhibit 10.6 to Amendment 6 to TODCO’s Registration Statement on Form S-1, Registration No. 333-101921, filed on December 15, 2003

Exhibit		Filed Herewith or Incorporated by
No.	Description	Reference from:
*10.5	TODCO 2005 Long-Term Incentive Plan	Appendix B to TODCO’s Proxy Statement on Schedule 14a filed on April 8, 2005

*10.6	Employment Agreement dated July 15, 2002, between Jan Rask, R&B Falcon Management Services, Inc. and R&B Falcon Corporation	Exhibit 10.7 to TODCO’s Registration Statement on Form S-1, Registration No. 333-101921, filed on December 18, 2002

*10.7	Amendment No. 1 dated December 12, 2003 to the Employment Agreement dated July 15, 2002 between Jan Rask, R&B Falcon Management Services, Inc. and R&B Falcon Corporation	Exhibit 10.8 to Amendment 6 to TODCO’s Registration Statement on Form S-1, Registration No. 333-101921, filed on December 15, 2003

*10.8	Employment Agreement dated July 18, 2002 between T. Scott O’Keefe, R&B Falcon Management Services, Inc. and R&B Falcon Corporation	Exhibit 10.8 to TODCO’s Registration Statement on Form S-1, Registration No. 333-101921, filed on December 18, 2002

*10.9	Amendment No. 1 dated December 12, 2003 to the Employment Agreement dated July 18, 2002 between T. Scott O’Keefe, R&B Falcon Management Services, Inc. and R&B Falcon Corporation	Exhibit 10.10 to Amendment 6 to TODCO’s Registration Statement on Form S-1, Registration No. 333-101921, filed on December 15, 2003

*10.10	Employment Agreement dated April 28, 2003 between David J. Crowley, TODCO Management Services, LLC and TODCO	Exhibit 10.9 to Amendment 3 to TODCO’s Registration Statement on Form S-1, Registration No. 333-101921, filed on September 12, 2003

*10.11	Form of Indemnification Agreement for Officers and Directors	Exhibit 10.10 to Amendment 3 to TODCO’s Registration Statement on Form S-1, Registration No. 333-101921, filed on September 12, 2003

*10.12	TODCO Severance Policy	Previously filed as an exhibit to the company’s Form 10-K for the year ended December 31, 2006 filed with the Securities and Exchange Commission on March 1, 2007

*10.13	Non-Employee Director Compensation Amendment	TODCO’s Current Report on Form 8-K filed on August 3, 2006

*10.14	Officer compensation arrangements for 2006	TODCO’s Current Report on Form 8-K filed on February 10, 2006

*10.15	Officer Compensation and Amendment of Employment Agreement	TODCO’s Current Report on Form 8-K filed on August 3, 2006

*10.16	Form of Employee Stock Option Grant Award Letter under the TODCO Long-Term Incentive Plan	Exhibit 4.7 to TODCO’s Registration Statement on Form S-8, Registration No. 333-112641 filed on February 10, 2004

Exhibit		Filed Herewith or Incorporated by
No.	Description	Reference from:
*10.17	Form of Employee Deferred Performance Unit Award Letter under the TODCO Long-Term Incentive Plan	Exhibit 10.3 to TODCO’s Current Report on Form 8-K filed on February 11, 2005

*10.18	Form of Employee Non-Qualified Stock Option Award Letter under the TODCO 2005 Long-Term Incentive Plan	Exhibit 10.1 to TODCO’s Current Report on Form 8-K filed on July 7, 2005

*10.19	Form of Employee Non-Qualified Stock Option Award Letter under the TODCO 2005 Long-Term Incentive Plan (for awards granted on or after February 26, 2007)	Previously filed as an exhibit to the company’s Form 10-K for the year ended December 31, 2006 filed with the Securities and Exchange Commission on March 1, 2007

*10.20	Form of Employee Deferred Performance Unit Award Letter under the TODCO 2005 Long-Term Incentive Plan	Exhibit 10.2 to TODCO’s Current Report on Form 8-K filed on July 7, 2005

*10.21	Form of Employee Deferred Performance Unit Award Letter under the TODCO 2005 Long-Term Incentive Plan (for awards granted on or after February 26, 2007)	Previously filed as an exhibit to the company’s Form 10-K for the year ended December 31, 2006 filed with the Securities and Exchange Commission on March 1, 2007

*10.22	Form of Director Deferred Stock Unit Grant Award Letter under the TODCO 2005 Long-Term Incentive Plan	Exhibit 10.1 to TODCO’s Current Report on Form 8-K filed on May 13, 2005

*10.23	Form of Employee Performance Bonus Award Letter	Exhibit 10.3 to TODCO’s Current Report on Form 8-K filed on February 10, 2006

*10.24	Form of Employee Restricted Stock Award Letter under the TODCO 2005 Long Term Incentive Plan (for awards granted on or after February 26, 2007)	Previously filed as an exhibit to the company’s Form 10-K for the year ended December 31, 2006 filed with the Securities and Exchange Commission on March 1, 2007

*10.25	Form of Employee Restricted Stock Grant Award Letter under the TODCO Long-Term Incentive Plan	Exhibit 4.8 to TODCO’s Registration Statement on Form S-8, Registration No. 333-112641 filed on February 10, 2004

*10.26	Form of Employee Restricted Stock Award Letter under the TODCO 2005 Long-Term Incentive Plan	Exhibit 10.1 to TODCO’s Current Report on Form 8-K filed on March 24, 2006

14.1	TODCO Code of Business Conduct and Ethics	Exhibit 14.1 to Annual Report on Form 10-K for the year ended December 31, 2003

21.1	Subsidiaries of Registrant	Previously filed as an exhibit to the company’s Form 10-K for the year ended December 31, 2006 filed with the Securities and Exchange Commission on March 1, 2007

Exhibit		Filed Herewith or Incorporated by
No.	Description	Reference from:
23	Consent of Ernst & Young LLP	Previously filed as an exhibit to the company’s Form 10-K for the year ended December 31, 2006 filed with the Securities and Exchange Commission on March 1, 2007

24	Power of Attorney	Previously filed as an exhibit to the company’s Form 10-K for the year ended December 31, 2006 filed with the Securities and Exchange Commission on March 1, 2007

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Filed herewith

†32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer	Furnished herewith

*	Management compensation contract, plan or arrangement.

†	Furnished, not filed, in accordance with Item 601(b)(32) of Regulation S-K.